Form 10KSB
period 1999-12-31
CALIFORNIA MOLECULAR ELECTRONICS CORP
filed 2000-05-19
CIK 1069378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20529


                                   FORM 10-KSB


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 1999

              This report contains only financial statements for the
                     fiscal year ended December 31, 1999

                          Commission File No.  333-82493

                      CALIFORNIA MOLECULAR ELECTRONICS CORP.
             (Exact Name of Registrant as specified in its charter)


               ARIZONA                                86-0888087
(State  or  other  jurisdiction  of        (I.R.S. Employer Identification No.)
  incorporation  or  organization)

                50 AIRPORT PARKWAY   SAN JOSE, CALIFORNIA     95110

                    (Address of principal executive offices)

                                    408-451-8404

                         (Registrant's telephone number)

              Securities registered under Section 12(b) of the Act:

                 Title of each class to be registered:     None

           Securities registered pursuant to section 12(g) of the Act:

Title  of  each  class  to  be  registered:  Common  Stock,  No  Par  Value

                          Name  of  exchange:     None


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes   X   No
     ---     ---

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB. [ X ]

     Revenue for the registrant's most recent fiscal year was $9,319.

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 15, 2000 was $1,477,152.


     As of May 15, 2000 there were 5,064,743 outstanding shares of Common Stock.

     Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X ]

                     CALIFORNIA MOLECULAR ELECTRONICS CORP.

                                TABLE OF CONTENTS

                                  FORM 10-KSB
                                DECEMBER 31, 1999

ITEM NO.                                                            PAGE
--------                                                            ----

                                     PART II

ITEM 7.     Financial Statements . . . . . . . . . . . . . . . . . . . . . . . 1

                                     PART IV

ITEM 13.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   1.    Financial Statements

            The financial statements listed below appear on the pages indicated:

            Balance Sheets at December 31, 1999 and 1998 . . . . . . . . . . . 3
            Statements of Operations for the years ended
                 December 31, 1999 and 1998  . . . . . . . . . . . . . . . . . 4
            Statements of Stockholders' Equity (Deficit) for the
                 period from March 17, 1997
                 (date of incorporation) to December 31, 1999  . . . . . . . . 5
            Statements of Cash Flows for the years ended
                 December 31, 1999 and 1998  . . . . . . . . . . . . . . . . . 6
            Notes to Financial Statements  . . . . . . . . . . . . . . . . . . 7

      2.    Financial Statement Schedules

            None.

      3.    Exhibits

            Exhibit No. 27.1 - Financial Data Schedule   . . . . . . . . . . .15

(b)   Reports on Form 8-K

            None.

Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

                     CALIFORNIA MOLECULAR ELECTRONICS CORP.
                     --------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------

                              FINANCIAL STATEMENTS
                              --------------------

             WITH REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
             -------------------------------------------------------

                                    * * * * *

                                DECEMBER 31, 1999
                                -----------------

March  17,  2000

To  the  Board  of  Directors

  and  Stockholders  of

    California  Molecular  Electronics  Corp.


     REPORT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS
     -------------------------------------------------------

     In our opinion, the accompanying balance sheet and the related statements of operations, stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of California Molecular Electronics Corp. (a development stage company) at December 31, 1999 and 1998, and the results of its operations and its cash flows for the three year period ended December 31, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

ODENBERG,  ULLAKKO,  MURANISHI  &  CO.  LLP
San  Francisco,  California

                  CALIFORNIA  MOLECULAR  ELECTRONICS  CORP.
                  -----------------------------------------
                          (a development stage company)
                          -----------------------------

                                BALANCE  SHEET
                                --------------
                                                             December 31
                                                     -------------------------
                                                         1999          1998
                                                     -------------  ----------
                       A S S E T S
                       -----------
Current assets:
  Cash                                               $     91,993   $ 154,626
  Employee advance                                              -       5,000
                                                     -------------  ----------
    Total current assets                                   91,993     159,626

Furniture and fixtures, net                                 2,099           -
Prepaid expenses                                            6,493           -
Other                                                         427         627
                                                     -------------  ----------
                                                     $    101,012   $ 160,253
                                                     =============  ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
            ----------------------------------------------

Current liabilities:
  Accounts payable and accrued liabilities           $     13,800   $   2,392
  Other payable                                             5,000           -
  Advance from related party                                    -       1,366
  Payable to related party                                      -      14,500
                                                     -------------  ----------
    Total current liabilities                              18,800      18,258
                                                     -------------  ----------

Stockholders' equity (deficit):
  Common stock, no par value:
  Authorized 20 million shares; 4,994,065 and
  4,887,520 issued and outstanding (including
  4,800 and 0 treasury shares) at December 31, 1999
  and 1998, respectively                                1,280,242     636,556
Less: Treasury stock at cost; 4,800 shares at
  December 31, 1999                                       (28,800)          -
Deficit accumulated during development stage           (1,169,230)   (494,561)
                                                     -------------  ----------
                                                           82,212     141,995
                                                     -------------  ----------
Commitments (Notes 5 and 9)                          -------------  ----------
                                                     $    101,012   $ 160,253
                                                     =============  ==========

                  See accompanying notes to financial statements.

                     CALIFORNIA MOLECULAR ELECTRONICS CORP.
                     --------------------------------------
                          (a development stage company)
                          -----------------------------

                             STATEMENT OF OPERATIONS
                             -----------------------

                                             Cumulative amounts from
                                             March 17, 1997 (date of
                                                   incorporation) to         Year ended December 31,
                                                        December 31,  -------------------------------------
                                                             1999        1999         1998         1997
                                                        ------------  -----------  -----------  -----------
Revenue:
  Interest income                                       $    12,140   $    9,319   $    2,821   $        -
                                                        ------------  -----------  -----------  -----------
Expenses:
   Research and development expenses                        265,668      240,668       25,000            -

   Officers' compensation
        donated to the Company (Note 7)                     688,333      270,000      270,000      148,333

   Preoperating expenses                                    227,219      173,270       46,428        7,521
                                                        ------------  -----------  -----------  -----------

              Total expenses                              1,181,220      683,938      341,428      155,854
                                                        ------------  -----------  -----------  -----------

Loss before income taxes                                 (1,169,080)    (674,619)    (338,607)    (155,854)

Provision for state income taxes                                150           50           50           50
                                                        ------------  -----------  -----------  -----------

Net loss                                                $(1,169,230)  $ (674,669)  $ (338,657)  $ (155,904)
                                                        ============  ===========  ===========  ===========



Basic and diluted loss per common share                 $      (.24)  $     (.14)  $     (.07)  $     (0.3)
                                                        ============  ===========  ===========  ===========

Weighted average number of common shares outstanding      4,875,996    4,930,858    4,832,658    4,800,000
                                                        ============  ===========  ===========  ===========

                  See accompanying notes to financial statements.

                     CALIFORNIA MOLECULAR ELECTRONICS CORP.
                     --------------------------------------
                          (a development stage company)
                          -----------------------------

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                   -------------------------------------------

           FOR THE PERIOD FROM MARCH 17, 1997 (DATE OF INCORPORATION)
           ----------------------------------------------------------

                              TO DECEMBER 31, 1999
                              --------------------

                                                                                                     Deficit
                                                                                                   Accumulated
                                                               Common Stock                           During
                                                        --------------------------    Treasury     Development
                                                           Shares        Amount         Stock         Stage        Total
                                                        -------------  -----------  -------------  ------------  ----------
Stock issued in March 1997                                 4,000,000   $   10,000   $          -   $         -   $  10,000

Stock issued on hiring of executives                         800,000        3,000              -             -       3,000

Stock issuance costs                                               -       (2,296)             -             -      (2,296)


Officers' compensation donated to the Company (Note 7)             -      148,333                                  148,333

Net loss                                                           -            -              -      (155,904)   (155,904)
                                                        -------------  -----------  -------------  ------------  ----------

Balance at December 31, 1997                               4,800,000      159,037              -      (155,904)      3,133

Stock issued in private placement                             87,520      218,800              -             -     218,800

Stock issuance costs                                               -      (11,281)             -             -     (11,281)


Officers' compensation donated to the Company (Note 7)             -      270,000              -             -     270,000

Net loss                                                           -            -              -      (338,657)   (338,657)
                                                        -------------  -----------  -------------  ------------  ----------

Balance at December 31, 1998                               4,887,520      636,556              -      (494,561)    141,995

Stock issued in private placement                             91,540      347,900              -             -     347,900

Stock issuance costs                                               -      (49,239)             -             -     (49,239)


Officers' compensation donated to the Company (Note 7)             -      270,000              -             -     270,000

Stock issued for license technology fee                       15,005       75,025              -             -      75,025

Treasury stock, at cost                                       (4,800)           -        (28,800)            -     (28,800)

Net loss                                                           -            -              -      (674,669)   (674,669)
                                                        -------------  -----------  -------------  ------------  ----------

Balance at December 31, 1999                               4,989,265   $1,280,242   $    (28,800)  $(1,169,230)  $  82,212
                                                        =============  ===========  =============  ============  ==========

See accompanying notes to financial statements.

                     CALIFORNIA  MOLECULAR  ELECTRONICS  CORP.
                     -----------------------------------------
                          (a development stage company)
                          -----------------------------

                             STATEMENT OF CASH FLOWS
                             -----------------------

                                                                Cumulative amounts
                                                               from March 17, 1997
                                                            (date of incorporation)
                                                                    to December 31,         Year ended December 31,
                                                                                     ------------------------------------
                                                                          1999         1999         1998         1997
                                                                       ------------  ----------  -----------  -----------
Operations:
 Net loss                                                              $(1,169,230)  $(674,669)  $(338,657)   $(155,904)
Items not requiring current use of cash:
Officers' compensation, donated to the Company (Note 7)
                                                                           688,333     270,000     270,000      148,333
License fees                                                                75,025      75,025           -            -
Depreciation                                                                   525         525           -            -
Changes in other operating items:
     Payable to related party                                                    -     (14,500)     14,500            -
     Employee advances                                                     (25,147)    (20,147)     (5,000)           -

Accounts payable and accrued liabilities                                    13,800      11,408          36        2,356
Other payable                                                                5,000       5,000           -            -
Prepaid expenses                                                            (6,493)     (6,493)          -            -
     Other                                                                    (427)        200        (200)        (427)
                                                                       ------------  ----------  ----------  ----------
Cash used for operating activities                                        (418,614)   (353,651)    (59,321)      (5,642)
                                                                       ------------  ----------  ----------  ----------

Investments:
Furniture and fixtures                                                      (2,624)     (2,624)          -            -
                                                                       ------------  ----------  ----------  ----------
Cash used for investing activities                                          (2,624)     (2,624)          -            -
                                                                       ------------  ----------  ----------  ----------

Financing:
 Advance from related party                                                      -      (1,366)      1,366            -
Issuance of common stock, after stock issuance expense
                                                                           516,884     298,661     212,487        5,736
Purchase of Treasury stock                                                  (3,653)     (3,653)          -            -
                                                                       ------------  ----------  ----------  ----------
Cash provided by financing activities                                      513,231     293,642     213,853        5,736
                                                                       ------------  ----------  ----------  ----------

Increase (decrease) in cash                                                 91,993     (62,633)    154,532           94

Cash at beginning of period                                                      -     154,626          94            -
                                                                       ------------  ----------  ----------  ----------
Cash at end of period                                                  $    91,993   $  91,993   $ 154,626   $       94
                                                                       ============  ==========  ==========  ==========

Supplemental cash flow disclosures:
 Taxes paid                                                            $       150   $      50   $      50   $      50
                                                                       ============  ==========  ==========  ==========

Supplemental schedule of noncash investing and financing activities:
Payable for purchase of license                                        $         -   $       -   $  14,500   $       -
                                                                       ============  ==========  ==========  ==========
Receivable from sale of common stock                                   $         -   $       -   $       -   $   4,968
                                                                       ============  ==========  ==========  ==========

Acquisition of Treasury stock                                          $   (25,147)  $ (25,147)  $       -   $       -
For cancellation of employee advances                                       25,147      25,147           -   $       -
                                                                       ------------  ----------  ----------  ----------
                                                                       $         -   $       -   $       -   $       -
                                                                       ============  ==========  ==========  ==========


                   See accompanying notes to financial statements.

                    CALIFORNIA  MOLECULAR  ELECTRONICS  CORP.
                    -----------------------------------------
                          (a development stage company)
                          -----------------------------

     NOTES  TO  FINANCIAL  STATEMENTS
     --------------------------------

NOTE  1  -  Operations  and  summary  of  significant  accounting  policies:

     California Molecular Electronics Corp. ("CALMEC" or the "Company"), an Arizona corporation, was incorporated on March 17, 1997. CALMEC was formed to engage primarily in the business of producing and selling products and services related to the new technological field of molecular electronics. Molecular electronics is the technology of using single molecules to form the components of electronic devices.

     CALMEC is currently attempting to raise equity through a public offering of its common stock (see Note 11).

     A  summary  of  significant  accounting  policies  follows:

     Use  of  estimates
     ------------------

     The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Fair  value  of  financial  instruments
     ---------------------------------------

     The carrying values of financial instruments, such as accounts payable and debt obligations, approximate their fair market value.

     Concentration  of  credit  risk
     -------------------------------

     The Company maintains its cash in bank deposit accounts at well-established financial institutions. At times the balances per the records of the financial institutions may exceed federally insured limits.

     Furniture  and  fixtures
     ------------------------

     Furniture and fixtures are stated at cost. Expenditures for maintenance and repairs are charged to expense. Depreciation is computed using accelerated methods over the estimated useful lives of the assets of five years.

     Income  taxes
     -------------

     The Company uses the asset and liability method in accounting for deferred income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the carrying amount of assets and liabilities for financial reporting and tax purposes (primarily relating to start-up costs) at each fiscal year end.

     Loss  per  share
     ----------------

     Basic and dilutive loss per common share is calculated by dividing the net loss for the period by the average number of common shares outstanding. In 1999, 1998, and 1997, dilutive loss per share excludes the effect of options, because the effect would have been antidilutive.



NOTE  2  -  Furniture  and  fixtures:

                                      December 31
                                 -------------------
                                     1999      1998
                                 ------------  -----
Computer equipment               $      2,624  $   -
Less - accumulated depreciation           525      -
                                 ------------  -----

                                 $      2,099  $   -
                                 ============  =====

NOTE  3  -  Common  stock  offering:

     In April 1998, CALMEC commenced a private placement offering of its common stock. The offering agreement allowed for the sale of up to 400,000 shares of CALMEC's common stock at $2.50 per share (restated for stock dividend), for a maximum value of $1 million. There was no minimum number of securities which were required to be sold in the offering. In February 1999, the Company increased the price of the shares to $5 per share (restated for the stock dividend; see Note 4). On March 1, 1999, the Company began providing stock purchasers with a warrant for each share purchased. The warrant entitles the purchasers to buy an additional share for $5 through February 2002. CALMEC terminated the offering in June 1999.

     CALMEC is in the process of raising equity financing through a public offering of its common stock. On January 31, 2000, CALMEC filed a Form SB-2, Registration Statement Under The Securities Act of 1933, with the Securities and Exchange Commission ("SEC"), which became effective on February 7, 2000 (see
Note  11).

NOTE  4  -  Issuances  of  capital  stock:

     On March 19, 1997, the Company's chairman agreed to pay expenses he deemed essential to the Company's start-up phase, with the understanding that the Company would reimburse him for these costs at 10% per annum, until such time as the Board of Directors determined the Company had attained sufficient capital for its operations. The chairman agreed to cancel the first $10,000 of such obligations owed to him by the Company in exchange for 10 million shares of the Company's no par common stock valued at $.001 per share. On June 5, 1997, upon the execution of certain long-term employment and other agreements related to CALMEC, the Company issued 1 million shares of common stock to an officer/director of CALMEC at $.001 per share. On September 17, 1997, upon the execution of certain employment agreements, CALMEC issued 1 million shares of its common stock to the Company's president and CEO at $.002 per share. On
January 1, 1998, each of the stockholders voluntarily contributed back to the Company 80% of his stock to effect a pro-rata voluntary 80% reduction in their ownership. The stock that was contributed back to the Company was deemed to be authorized and unissued stock rather than treasury stock. In 1998, the Company issued 87,520 shares of its common stock to accredited investors, as defined under Rule 501(a) of Regulation D promulgated by the Securities and Exchange Commission, at $2.50 per share. In 1999, the Company issued 106,545 shares of its common stock to accredited investors at prices ranging from $2.50 to $5.00 per share. On February 15, 1999, the Board of Directors declared a 100% stock dividend. All shares and per share data have been restated to reflect the stock dividend.

NOTE  5  -  Leases:

     The Company has entered into a cost reimbursable contract with San Jose State University Foundation ("Foundation") for the period from April 1, 1999 through March 31, 2000. The contract includes advisory services to be provided by the San Jose State University Department of Chemistry, facilities, supplies and equipment use. The Foundation shall be reimbursed for costs incurred in providing the aforementioned items not to exceed a maximum amount of $72,794 over the period of the contract. Rent expense was $36,326 and $3,726 for the years ended December 31, 1999 and 1998, respectively, and no rent expense was incurred in 1997.

NOTE  6  -  Licenses:

     CALMEC has entered into an exclusive license and patent assignment agreement with an officer/director of the Company. The agreement provides the Company with the exclusive rights to use ChiropticeneTM switches, a class of molecular electronic switches. The agreement also called for the assignment to CALMEC of all of the officer/director's rights to Chiropticene technology on May 1, 1999. CALMEC paid the officer/director a license fee of $25,000 ($10,500 of the license fee was paid in 1998, and the balance was paid in 1999.) The cost of the license fee has been expensed in the accompanying financial statements as research and development costs.

     During 1999, CALMEC entered into license agreements with certain universities which provide the Company with exclusive licenses to use or sell products using technology owned by the universities. The Company has paid the universities $25,000, and has issued 15,005 shares of common stock to a university and certain inventors for license fees. CALMEC has reimbursed one of the universities $15,237 for prior expenses incurred. The Company has reflected the payments and common stock issuance in the amount of $115,262 as research and development costs in 1999 in the accompanying financial statements, with a credit to cash in the amount of $40,237 and to common stock in the amount of $75,025.

NOTE  7  -  Related  party  transactions:

     CALMEC's three officers have devoted 100% of their time to the business of the Company since their hire in 1997. The officers have elected to forego their salaries until such time after the Company has completed its startup phase and upon determination by the Board of Directors that sufficient capital is available for operations. Planned annual remuneration for the three officers is as follows: $40,000 - Chairman and Treasurer; $110,000 - President and Chief Executive Officer; and $120,000 - Executive Vice President and Secretary. As required by the Securities and Exchange Commission accounting rules, in the accompanying financial statements the officers' unpaid salaries totaling $270,000 for the years ended December 31, 1999 and 1998 and $148,333 for the year ended December 31, 1997 are reflected as compensation expense and a credit to common stock, as the Company does not intend to repay such forfeited salaries in the future.

     In December 1999, the Company repurchased from an officer of the Company 4,800 shares of common stock at $6.00 per share, of which $25,147 was applied against outstanding advances from the officer.

NOTE  8  -  Stock  option  plan:

     On May 1, 1997, the Board of Directors of CALMEC adopted the 1997 Stock Option Plan (the "1997 Plan"). The aggregate number of shares that are available for issuance pursuant to the exercise of options granted under the 1997 Plan may not exceed 1,600,000 shares of common stock. Options granted in 1999 have vesting periods ranging from immediate to five years. Options granted in 1998 generally vest within one year from the date of grant. Incentive stock options are priced at the fair market value of the stock at the date of grant. Nonqualified stock options are priced at eight-five percent (85%) of the fair market value at the date of grant. Options generally have a life of seven to ten years.

     During 1997, CALMEC adopted Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and, pursuant to the provisions of SFAS No. 123, applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") to the 1997 Plan. Accordingly, no compensation cost has been recognized for the Plan in 1999 and 1998.

     Had CALMEC elected to adopt the fair value approach of SFAS No. 123, the net loss of $674,669 as reported for the year ended December 31, 1999 would compare to a pro forma net loss of $737,762; the net loss of $338,657 as reported for the year ended December 31, 1998 would compare to a pro forma net loss of $366,197 and the net loss of $155,904 as reported for the period from March 17, 1997 (date of inception) to December 31, 1997 would not change. Basic and diluted loss per share of $.14 as reported for the year ended December 31, 1999 would compare to a pro forma net loss per share of $.15. Basic and diluted loss per share of $0.07 for the year ended December 31, 1998 would compare to a basic and diluted loss per share of $0.08 on a pro forma basis. Basic and diluted loss per share of $0.03 for the period from March 17, 1997 (date of inception) to December 31, 1997 would not change on a pro forma basis.

     The effects of applying SFAS No. 123 in the preceding pro forma disclosure are not indicative of the effect on reported net income for future years.

     The fair value of each option grant is estimated on the date of grant using the minimum value method with the following assumptions used for grants in 1999 and 1998, respectively: risk-free interest rates of 6.4% for both years, and expected lives of 5.8 and 5.9 years. No dividend yield was used as CALMEC has not paid dividends in the past and does not anticipate paying dividends in the future.

A summary of the status of CALMEC's stock option plan as of December 31, 1999 and 1998, and changes during the years then ended, is presented below:

                                         1999        1998
                                      ----------  ----------
                                                   Weighted              Weighted
                                                   Average                Average
                                        Number     Exercise    Number    Exercise
                                      of Shares     Price     of Shares    Price
                                      ----------  ----------  ---------  ---------
Outstanding at beginning of year        886,000   $  0.2156     800,000  $  0.0038
Granted                                  48,520   $  5.0000      86,000  $  2.1860
Canceled                                (16,500)  $ (2.1250)          -          -
                                      ----------  ----------  ---------  ---------
Outstanding at end of year              918,020   $   .4341     886,000  $  0.2156
                                      ==========  ==========  =========  =========

Options exercisable at year end         418,020                 207,000

Weighted average grant-date fair
     value of options granted during
     the year whose exercise price
     equaled market price on date of
     grant                                        $    1.37              $     .39

Weighted average grant-date fair
     value of options granted during
      the year whose exercise price
     was less than market price on
     date of grant                                $       -              $     .92

     The following table summarizes information about stock options outstanding at December 31, 1999:




                    Options Outstanding                             Options Exercisable
-----------------------------------------------------------------  ----------------------
                                        Weighted
                                         Average        Weighted                Weighted
Range of                                Remaining        Average                 Average
Exercise                Number         Contractual      Exercise     Number     Exercise
Prices                Outstanding         Life            Price    Exercisable    Price
--------------------  -----------  -------------------  ---------  -----------  ---------
5.0000                    48,520            8.3 years  $  5.0000       28,520  $  5.0000
 .0025                    400,000            4.3 years  $   .0025      160,000  $   .0025
 .0050                    400,000            4.7 years  $   .0050      160,000  $   .0050
2.1250                    55,500            8.5 years  $  2.1250       55,500  $  2.1250
2.5000                    14,000            5.3 years  $  2.5000       14,000  $  2.5000
--------------------  -----------  -------------------  ---------  -----------  ---------
 .0025 - $5.00            918,020            4.9 years  $   .4341      418,020  $   .7099
====================  ===========  ===================  =========  ===========  =========

NOTE  9  -  Commitments:

     In  accordance  with the Company's license agreement with a university (see
Note 6), beginning January 1, 2002 and on January 1 of every year thereafter as long as the license is in effect, the Company shall pay the university a maintenance fee equal to either, at the university's option, 2,000 shares of the Company's common stock or a cash payment equal to the fair value of the 2,000 shares on the due date, not to be less than $10,000.

NOTE  10  -  Income  taxes:

     The Company's operating loss for financial reporting purposes has been reported as deferred start-up costs for federal and state income tax purposes. Deferred tax assets are comprised of the following:

                                                                             Year ended December 31,
                                                                     ----------------------------------
                                                                         1999       1998
                                                                       --------  ----------  ----------
Deferred start-up costs                                               $ 167,581   $ 26,843   $ (2,557)

Valuation allowance for deferred tax assets
                                                                       (167,581)   (26,843)    (2,557)
                                                                      ----------  ---------  ---------

Net deferred tax asset                                                $       -   $      -   $      -
                                                                      ==========  =========  =========

     A valuation allowance is provided for deferred tax assets as future deductibility is uncertain. At December 31, 1999, 1998, and 1997 all of the deferred tax assets were noncurrent. The change in valuation allowance is comprised of increases due to net operating losses.

     A reconciliation of income tax computed at the federal statutory tax rate to the provision for income taxes is as follows:


                           Cumulative amounts from
                           March 17, 1997 (date of
                           Year ended December 31,
                               incorporation) to   ----------------------------------------------------------
                                December 31, 1999         1999               1998                1997
                               ------------------  ------------------  ------------------  ------------------
                                 Amount      %       Amount      %       Amount      %       Amount      %
                               ----------  ------  ----------  ------  ----------  ------  ----------  ------
Income taxes at federal
statutory rate                 $(397,487)  (34.0)  $(229,370)  (34.0)  $(115,126)  (34.0)  $ (53,007)  (34.0)
Increase (decrease) in income
 taxes resulting from:
State and local income
taxes, net of federal tax
benefit                          (58,454)   (5.0)    (33,731)   (5.0)    (16,930)   (5.0)    ( 7,795)   (5.0)
Permanent differences            234,033    20.0      91,800    13.6      91,800    27.1      50,433    32.3
State minimum tax                    150     0.0          50     0.0          50     0.0          50     0.0
Net operating loss               221,908    19.0     171,301    25.4      40,256    11.9      10,369     6.7
                               ----------  ------  ----------  ------  ----------  ------  ----------  ------
                               $     150     0.0   $      50     0.0   $      50     0.0   $      50     0.0
                               ==========  ======  ==========  ======  ==========  ======  ==========  ======

NOTE  11  -  Subsequent  event:

     On January 31, 2000, CALMEC filed Form SB-2, Registration Statement under the Securities Act of 1933, with the SEC. On February 7, 2000, the Registration Statement became effective and CALMEC commenced its sale of up to 1,000,000 shares of common stock at $6.00 per share. CALMEC plans to raise $6 million with this offering, before payment of estimated offering expenses of $50,000, although no assurance can be made as to how many shares the Company will sell. Subsequent to the effective date of the Registration Statement through March 17, 2000, CALMEC has sold 40,266 shares of its common stock, for a total of $241,596.

                                   SIGNATURES


     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 18, 2000.



                                    California Molecular Electronics Corp.

                                    /s/ James Marek, Jr.
                                    --------------------------------------
                                        James Marek, Jr.
                                        President and Chief Executive Officer