Form 10QSB
period 2000-03-31
CALIFORNIA MOLECULAR ELECTRONICS CORP
filed 2000-05-19
CIK 1069378

UNITED  STATES
SECURITIES  AND  EXCHANGE  COMMISSION
Washington,  D.C.  20549

FORM  10-QSB

(Mark  One)
[X] QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  March  31,  2000
                                    ----------------

[ ] TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  EXCHANGE ACT

For  the  transition  period  from  __________  to  _________

Commission  file  number: 333-82493

California  Molecular  Electronics  Corp.
-----------------------------------------
(Exact  name  of  small  business  is  here  as  specified  in  its  charter)

Arizona
-------
(State or other jurisdiction of incorporation or organization)

86-0888087
----------
(IRS Employer Identification No.)

50  Airport  Parkway,  San  Jose,  CA  95110
--------------------------------------------
(Address  of  principal  executive  offices)

(408) 451-8404
--------------
(Issuer's  telephone  number)

Check  whether  the  registrant  (1)  filed  all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

Yes[X]     No[  ]

The number of shares outstanding of the issuer's common stock on May 15, 2000 was 5,064,743.

CALIFORNIA  MOLECULAR  ELECTRONICS  CORP.

INDEX

PART  I.  FINANCIAL  INFORMATION

     ITEM  1.  FINANCIAL  STATEMENTS                                        Page
                                                                            ----

     Balance Sheets as of December 31, 1999 and March 31, 2000.               2

     Statements of Operations for the three months ended March 31, 2000 and 1999 and cumulative from  March 17, 1997 (date of incorporation)
     to March 31, 2000.                                                       3

     Statement of Stockholders' Equity (Deficit) from December 31, 1998
     Through March 31, 2000                                                   4

     Statements of Cash Flows for the three months ended March 31, 2000 and 1999 and cumulative from March 17, 1997 (date of incorporation)
     to March 31, 2000.                                                       5

     Notes  to  Financial  Statements.                                        6

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF                          8
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PART  II.  OTHER INFORMATION                                                 11

     ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES                                                                   12

PART  I.  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                     CALIFORNIA MOLECULAR ELECTRONICS CORP.
                     --------------------------------------
                          (a development stage company)
                          -----------------------------

                                  BALANCE SHEET
                                  -------------

                                                          March 31     December 31
                                                            2000          1999
                                                        ------------  -------------
                                                        (unaudited)

                              A S S E T S
                              -----------

Current assets:
  Cash                                                  $   325,343   $     91,993
  Grant receivable                                           66,667              -
  Employee advance                                            9,605              -
                                                        ------------  -------------
    Total current assets                                    401,615         91,993

Furniture and fixtures, net                                   1,968          2,099
Prepaid expenses                                                  -          6,493
Other                                                           427            427
                                                        ------------  -------------
                                                        $   404,010   $    101,012
                                                        ============  =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current liabilities:
  Deferred grant income                                 $    66,667
  Accounts payable and accrued liabilities                   15,129   $     13,800
  Other payable                                               5,000          5,000
                                                        ------------  -------------
    Total current liabilities                                86,796         18,800
                                                        ------------  -------------

Stockholders' equity (deficit):
  Common stock, no par value:
    Authorized 20 million shares; 5,041,292 and
    4,994,065 issued and outstanding (including
    4,800 and 4,800 Treasury shares) at March 31, 2000
    and December 31, 1999, respectively                   1,634,160      1,280,242
  Less: Treasury stock at cost; 4,800 shares at
    March 31, 2000 and December 31, 1999                    (28,800)       (28,800)
  Deficit accumulated during development stage           (1,288,146)    (1,169,230)
                                                        ------------  -------------
                                                            317,214         82,212
                                                        ------------  -------------

                                                        ------------  -------------
                                                        $   404,010   $    101,012
                                                        ============  =============


                 See accompanying notes to financial statements.

                     CALIFORNIA MOLECULAR ELECTRONICS CORP.
                     --------------------------------------
                          (a development stage company)
                          -----------------------------

                             STATEMENT OF OPERATIONS
                             -----------------------

                                   (UNAUDITED)
                                   -----------

                                            Cumulative amounts
                                            from March 17, 1997    Three months ended March 31
                                          (date of incorporation)  ---------------------------
                                             to March 31, 2000          2000          1999
                                          -----------------------  -------------  ------------
Revenue:
  Grant income                            $               33,333   $     33,333
  Interest income                                         14,036          1,896    $    1,873
                                          -----------------------  -------------  ------------
                                                          47,369         35,229         1,873
                                          -----------------------  -------------  ------------

Expenses:
  Research and development expenses                      325,339         59,671             -

  Officers' compensation donated to
    the Company (Note 5)                                 735,833         47,500        67,500

    Preoperating expenses                                274,143         46,924        56,533
                                          -----------------------  -------------  ------------

      Total expenses                                   1,335,315        154,095       124,033
                                          -----------------------  -------------  ------------

Loss before income taxes                              (1,287,946)      (118,866)     (122,160)

Provision for state income taxes                             200             50            50
                                          -----------------------  -------------  ------------

Net loss                                  $           (1,288,146)  $   (118,916)  $  (122,210)
                                          =======================  =============  ============



Basic and diluted loss per common share   $                 (.26)  $       (.02)  $      (.02)
                                          =======================  =============  ============

Weighted average number of common
  shares outstanding                                   4,880,556      5,000,196     4,910,387
                                          =======================  =============  ============


                 See accompanying notes to financial statements.

                     CALIFORNIA MOLECULAR ELECTRONICS CORP.
                     --------------------------------------
                          (a development stage company)
                          -----------------------------

                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                  -------------------------------------------
             FOR THE PERIOD FROM DECEMBER 31, 1998 TO MARCH 31, 2000
             -------------------------------------------------------

                                                                                                      Deficit
                                                                                                    Accumulated
                                                     Common Stock                                      During
                                              -----------------------------        Treasury         Development
                                                  Shares          Amount            Stock              Stage          Total
                                              ------------    -------------    ---------------    --------------    ---------
Balance at December 31, 1998                     4,887,520   $      636,556   $              -   $      (494,561)  $ 141,995

Stock issued in private placement                   91,540          347,900                  -                 -     347,900

Stock issuance costs                                     -          (49,239)                 -                 -     (49,239)

Officers' compensation donated to the
  Company (Note 5)                                       -          270,000                  -                 -     270,000

Stock issued for license technology fee             15,005           75,025                  -                 -      75,025

Treasury stock, at cost                             (4,800)               -            (28,800)                -     (28,800)

Net loss                                                 -                -                  -          (674,669)   (674,669)
                                              ------------    -------------    ---------------    --------------    ---------
Balance at December 31, 1999                     4,989,265        1,280,242            (28,800)       (1,169,230)     82,212

Stock issued in public offering                     52,127          312,762                  -                 -     312,762

Stock issuance costs                                     -           (6,344)                 -                 -      (6,344)

Officers' compensation donated to the
Company (Note 5)                                         -           47,500                  -                 -      47,500

Net loss                                                 -                -                  -          (118,916)   (118,916)
                                              ------------    -------------    ---------------    --------------    ---------

Balance at March  31, 2000                       5,041,392   $    1,634,160   $        (28,800)  $    (1,288,146)  $ 317,214
                                              ============    =============    ===============    ==============   =========


                    See accompanying notes to financial statements.

                     CALIFORNIA MOLECULAR ELECTRONICS CORP.
                     --------------------------------------
                          (a development stage company)
                          -----------------------------

                             STATEMENT OF CASH FLOWS
                             -----------------------

                                   (UNAUDITED)
                                   -----------


                                              Cumulative amounts
                                              from March 17, 1997    Three months ended March 31
                                            (date of incorporation)  ---------------------------
                                               to March 31, 2000           2000          1999
                                            -----------------------  --------------  -----------
Operations:
  Net loss                                   $          (1,288,146)  $    (118,916)   $(122,210)
  Items not requiring current use of cash:
    Officers' compensation, donated to the
      Company (Note 5)                                     735,833          47,500       67,500
    License fees                                            75,025               -            -
    Depreciation                                               656             131            -
    Changes in other operating items:
      Payable to related party                                   -               -      (14,500)
      Employee advances                                    (34,752)         (9,605)      (5,000)
      Accounts payable and accrued
        liabilities                                         15,129           1,329        2,128
      Other payable                                          5,000               -            -
      Prepaid expenses                                           -           6,493            -
      Other                                                   (427)              -       (7,408)
                                            -----------------------  --------------  -----------
      Cash used for operating activities                  (491,682)        (73,068)     (79,490)
                                            -----------------------  --------------  -----------

Investments:
  Furniture and fixtures                                    (2,624)              -            -
                                            -----------------------  --------------  -----------
      Cash used for investing activities                    (2,624)              -            -
                                            -----------------------  --------------  -----------

Financing:
  Issuance of common stock, after stock
    issuance expense                                       823,302         306,418      155,761
  Purchase of Treasury stock                                (3,653)              -            -
                                            -----------------------  --------------  -----------
      Cash provided by financing
        activities                                         819,649         306,418      155,761
                                            -----------------------  --------------  -----------

Increase in cash                                           325,343         233,350       76,271

Cash at beginning of period                                      -          91,993      154,626
                                            -----------------------  --------------  -----------
Cash at end of period                        $             325,343   $     325,343   $  230,897
                                            =======================  ==============  ===========

Supplemental cash flow disclosures:
  Taxes paid                                 $                 150   $           -   $        -
                                            =======================  ==============  ===========

  Acquisition of Treasury stock              $             (25,147)  $           -   $        -
  For cancellation of employee advances                     25,147               -            -
                                            -----------------------  --------------  -----------
                                             $                   -   $           -   $        -
                                            =======================  ==============  ===========


                 See accompanying notes to financial statements.

                     CALIFORNIA MOLECULAR ELECTRONICS CORP.
                     --------------------------------------
                          (a development stage company)
                          -----------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


NOTE  1 - Basis  of  presentation:

     The financial statements included herein for California Molecular Electronics Corp. ("CALMEC" or the "Company") have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, the interim financial data presented includes all adjustments (which include only normal recurring adjustments) necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

     The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the operating results expected for the entire fiscal year. The financial statements included herein should be read in conjunction with other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Form 10-KSB for the fiscal year ended December 31, 1999.

NOTE  2 - Reclassifications:

     Certain prior period amounts have been reclassified in order to conform to the current period presentation.

NOTE  3 - Loss  per  share:

     Basic and dilutive loss per common share is calculated by dividing the net loss for the period by the average number of common shares outstanding. For the three months ended March 31, 2000 and 1999, dilutive loss per share excludes the effect of options, because the effect would have been antidilutive.

NOTE  4 - Leases:

     The Company has entered into a cost reimbursable contract with San Jose State University Foundation ("Foundation") for the period from April 1, 1999 through March 31, 2000. The contract includes advisory services to be provided by the San Jose State University Department of Chemistry, facilities, supplies and equipment use. The Company is negotiating with the Foundation to extend the lease until March 31, 2001.

NOTE  5 - Related  party  transactions:

     CALMEC's three officers have devoted 100% of their time to the business of the Company since their hire in 1997. The officers have elected to forego their salaries until such time after the Company has completed its startup phase and upon determination by the Board of Directors that sufficient capital is available for operations. Planned annual remuneration for the three officers is as follows: $40,000 - Chairman and Treasurer; $110,000 - President and Chief Executive Officer; and $120,000 - Executive Vice President and Secretary. As required by the Securities and Exchange Commission accounting rules, in the accompanying financial statements the officers' unpaid salaries totaling $47,500 and $67,500 for the quarters ended March 31, 2000 and 1999 are reflected as compensation expense and a credit to common stock, as the Company does not intend to repay such forfeited salaries in the future. Effective February 2000, the Executive Vice President and Secretary began to receive a salary for his services.

NOTE  6 - Grants:

     During the first quarter of 2000, the Company received a grant from The National Science Foundation in the amount of $100,000, to be paid in three equal installments. The grant will support research to demonstrate the feasibility of the unique Chiropticene molecular switch. The first installment of $33,333 was received in January 2000, and was recognized as grant income during the quarter ended March 31, 2000. The grant will be recognized in earnings in the period in which the related expenditures are incurred by the Company. The grant receivable of $66,667 is included in other current assets, and deferred grant income of $66,667 is included in current liabilities at March 31, 2000.


NOTE  7 - Recent  accounting  pronouncements:

     In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments," SFAS 137 extends the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. As amended by SFAS 137, SFAS 133 is effective for the Company's fiscal year ending June 30, 2001. The Company does not anticipate that SFAS No. 137 will have a material impact on its financial statements.

CALIFORNIA  MOLECULAR  ELECTRONICS  CORP.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

FORWARD-LOOKING STATEMENTS

From time to time, statements made by California Molecular Electronics Corp.'s ("CALMEC" or the "Company") employees or information included in CALMEC's filings with the Securities and Exchange Commission (including this Form 10-QSB) may contain statements that are not historical facts, so called "forward-looking statements," which are subject to risks and uncertainties that could cause actual results to differ materially. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-QSB, the terms "anticipates," "expects," "estimates," "believes," and other similar terms as they relate to CALMEC or its management are intended to identify such forward-looking statements. For example, statements made herein relating to acquiring intellectual property, marketing intellectual property to potential customers, maintaining commercial acceptance of our products, and anticipated growth of our target markets are forward-looking statements. Because these forward-looking statements involve risk and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of reasons, including those discussed in the section entitled "Risk Factors" of CALMEC's Form SB-2 filed with the Securities and Exchange Commission on January 31, 2000. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. CALMEC undertakes no obligation to update or revise these statements.

OVERVIEW  AND  PLAN  OF  OPERATION

CALMEC was formed to engage primarily in the business of producing and selling products and services related to the new technological field of molecular electronics. Molecular electronics is the technology of using single molecules to form components of electronic devices.

The Company continues to be in the start-up phase of its existence, and through December 31, 1999, CALMEC's three officers had elected to forego their salaries. Commencing February 2000, the Executive Vice President and Secretary began receiving remuneration for his services. The Company will transition from the start-up phase to the operational phase when the Board of Directors has determined sufficient capital has been accumulated to do so. At that time, all employees and executive officers will receive salaries, additional space will be leased, capital equipment will be purchased, and other operating expenses will be incurred. Prior to that time, activities will be restricted to low cost activities that will keep the Company within its cash resources.

In the second quarter of 1999, the Company started paying salaries to two chemists to perform research. Also in the second quarter of 1999, CALMEC began leasing lab space from San Jose State University for the purpose of housing these chemists and developing Chiropticene demonstration chemistry. The lease ran through March 31, 2000, and the Company is negotiating with San Jose State University to extend the lease until March 31, 2001.

On January 31, 2000, CALMEC filed Form SB-2, Registration Statement under the Securities Act of 1933, with the SEC. On February 7, 2000, the Registration Statement became effective and CALMEC commenced its sale of up to 1,000,000 shares of common stock at $6.00 per share. CALMEC plans to raise $6 million with this offering, before payment of estimated offering expenses of $50,000, although no assurance can be made as to how many shares the Company will sell. Subsequent to the effective date of the Registration Statement through May 15, 2000, CALMEC has sold 75,578 shares of its common stock, for a total of $453,468.

CALMEC's business currently consists of two major areas of activity, Research and Development ("R&D") and Sales and Corporate Development.

R&D consists of Research, Intellectual Property Development and Product Technology Development. The foregoing segments work together. Research develops the Company's knowledge, Intellectual Property Development fashions that knowledge into patent-protectable or trade-secret-protectable units that can be licensed and otherwise exploited for business, and Product Technology Development puts in place those technical processes and technology arrangements necessary for the Company to produce or support the production of salable products. All three research segments are currently functioning at a low but valuable level.

Sales and Corporate Development's purpose is to exploit CALMEC's R&D results in order to generate revenue. This area of activity is responsible for selling products and for developing business arrangements so as to foster these sales. The Company's "early" products will be licenses to third parties of the Company's intellectual property and contract research in the development-support of third party products based on these licenses.

CASH  REQUIREMENTS

The full extent of CALMEC's future capital requirements and the adequacy of its available funds will depend on many factors, not all of which can be accurately predicted. Although no assurance can be given, the Company believes it can continue to operate in its present status for at least the next twelve months, and proceeds from the aforementioned offering will be used to accelerate the Company's progress and amplify its influence in molecular electronics. In the event that additional capital is required, CALMEC may seek to raise that capital through public or private equity or debt financings. Future capital funding transactions may result in dilution to shareholders.

There can be no assurance that additional capital will be available on favorable terms, if at all. CALMEC's inability to obtain additional capital on acceptable terms could limit its ability to meet its plan of operation.

PURCHASE  OF  CAPITAL  EQUIPMENT

Over the next year, the Company expects to expend up to approximately 20% of its expenditures on the purchase of capital equipment and capital facilities improvement primarily for use in R&D. The actual percentage will depend upon the availability of cash. If cash is limited, it is possible very little expenditures will be made on capital equipment. In that case, CALMEC will focus on intellectual property development of the type that does not depend upon the use of research equipment.

Hiring  of  employees

CALMEC will transition from its start-up phase to its operational phase when its accumulated cash balances permit it to do so according to the business judgment of management. At that time, employees currently working without pay will begin receiving pay. Regardless of when that time occurs, as mentioned above, the Company has already hired and is supporting the lab work of two chemists, and is paying one of the executive officers.

CALIFORNIA  MOLECULAR  ELECTRONICS  CORP.

PART  II.  OTHER  INFORMATION

Item  6.  Exhibits  and  Reports  on  Form  8-K

(a)  Exhibits

Exhibit  Number
---------------
27.1      Financial  Data  Schedule

(b)  Reports  on  Form  8-K.

None.

                                    SIGNATURES


CALIFORNIA  MOLECULAR  ELECTRONICS  CORP.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 18, 2000
---------------------

California  Molecular  Electronics  Corp.
-----------------------------------------
(Registrant)

/s/  James  Marek,  Jr.
-----------------------
James  Marek,  Jr.
President  and  Chief  Executive  Officer