Form 10QSB
period 2000-06-30
CALIFORNIA MOLECULAR ELECTRONICS CORP
filed 2000-08-10
CIK 1069378

UNITED  STATES
SECURITIES  AND  EXCHANGE  COMMISSION
Washington,  D.C.  20549

FORM  10-QSB

(Mark  One)
[X]QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934

For  the  quarterly  period  ended  June  30,  2000
                                    ---------------

[ ]TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  EXCHANGE  ACT

For  the  transition  period  from            to
                                   ----------    ---------

Commission  file  number  333-82493
                          ---------

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

Yes[X]     No[ ]

The number of shares outstanding of the issuer's common stock on August 1, 2000 was 5,078,335.

CALIFORNIA  MOLECULAR  ELECTRONICS  CORP.

INDEX

PART I.  FINANCIAL  INFORMATION

                                                                            Page
                                                                            ----
     ITEM 1.  FINANCIAL STATEMENTS

     Balance Sheets as of December 31, 1999 and June 30, 2000                  2

     Statements of Operations for the three and six months ended June 30,
     2000 and 1999 and cumulative from March 17, 1997 (date of
     incorporation) to June 30, 2000.                                          3

     Statement of Stockholders' Equity (Deficit) from December 31, 1998 to
     June 30, 2000.                                                            4

     Statements of Cash Flows for the six months ended June 30, 2000 and
     1999 and cumulative from March 17, 1997 (date of incorporation) to
     June 30, 2000.                                                            5

     Notes to Financial Statements.                                            6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS.                            8

PART II.  OTHER INFORMATION                                                   11

     SIGNATURES                                                               12

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                13

PART  I.  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                       CALIFORNIA  MOLECULAR  ELECTRONICS  CORP.
                       -----------------------------------------
                              (a development stage company)
                              -----------------------------

                                     BALANCE  SHEET
                                     --------------

                                                               June 30      December 31
                                                                 2000           1999
                                                             ------------  -------------
                                                              (unaudited)
                                      A S S E T S
                                      -----------
Current assets:
  Cash and cash equivalents                                  $   324,192   $     91,993
  Grant receivable                                                33,334              -
  Prepaid expenses                                                 7,447          6,493
  Shareholder advances                                            10,000              -
                                                             ------------  -------------
    Total current assets                                         374,973         98,486

Furniture and fixtures, net                                        6,294          2,099
Other                                                                427            427
                                                             ------------  -------------
                                                             $   381,694   $    101,012
                                                             ============  =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current liabilities:
  Deferred grant income                                      $    33,334
  Accounts payable and accrued liabilities                        17,312   $     13,800
  Other payable                                                    5,000          5,000
                                                             ------------  -------------
    Total current liabilities                                     55,646         18,800
                                                             ------------  -------------

Stockholders' equity (deficit):
  Common stock, no par value:
    Authorized 20 million shares; 5,080,735 and 4,994,065
    issued and outstanding (including 4,800 and 4,800
    Treasury shares) at June 30, 2000 and December 31,
    1999, respectively                                         1,844,326      1,280,242
  Less: Treasury stock at cost; 4,800 shares at June 30, 2000
    and December 31, 1999                                        (28,800)       (28,800)
  Deficit accumulated during development stage                (1,489,478)    (1,169,230)
                                                             ------------  -------------
                                                                 326,048         82,212
                                                             ------------  -------------

                                                             ------------  -------------
                                                             $   381,694   $    101,012
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

                                     CALIFORNIA  MOLECULAR  ELECTRONICS  CORP.
                                     -----------------------------------------
                                           (a development stage company)
                                           -----------------------------

                                             STATEMENT OF OPERATIONS
                                             -----------------------

                                                 (UNAUDITED)
                                                 -----------

                                    Cumulative
                                   amounts from
                                  March 17, 1997
                                     (date of        Six months ended        Three months ended
                                   incorporation)        June 30                   June 30
                                        to       ------------------------  ------------------------
                                   June 30,2000     2000         1999         2000         1999
                                   ------------  -----------  -----------  -----------  -----------
Revenue:
    Grant income                    $    66,666   $   66,666                $   33,333
    Interest income                      17,396        5,256   $    4,824        3,360   $    2,951
                                    ------------  -----------  -----------  -----------  -----------
                                         84,062       71,922        4,824       36,693        2,951
                                    ------------  -----------  -----------  -----------  -----------
Expenses:
    Research and development
    expenses                            420,813      155,145      137,337       95,474      110,593

    Officers' compensation donated
       to the Company (Note 5)          767,033       78,700      135,000       31,200       67,500

    Preoperating expenses               385,494      158,275      104,172      111,351       48,653
                                    ------------  -----------  -----------  -----------  -----------

        Total expenses                1,573,340      392,120      376,509      238,025      226,746
                                    ------------  -----------  -----------  -----------  -----------

Loss before income taxes             (1,489,278)    (320,198)    (371,685)    (201,332)    (223,795)

Provision for state income taxes            200           50           50            -            -
                                    ------------  -----------  -----------  -----------  -----------

Net loss                            $(1,489,478)  $ (320,248)  $ (371,735)  $ (201,332)  $ (223,795)
                                    ============  ===========  ===========  ===========  ===========


Basic and diluted loss per common
    share                           $      (.30)  $     (.06)  $     (.08)  $     (.04)  $     (.05)
                                    ============  ===========  ===========  ===========  ===========

Weighted average number of
    common shares outstanding          4,894,425    5,004,602    4,933,980    5,064,789    4,957,595
                                    ============  ===========  ===========  ===========  ===========


                     See accompanying notes to financial statements.

                                           CALIFORNIA MOLECULAR ELECTRONICS CORP.
                                           --------------------------------------
                                               (a development stage company)
                                               -----------------------------

                                        STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                        -------------------------------------------

                                   FOR THE PERIOD FROM DECEMBER 31, 1998 TO JUNE 30, 2000
                                   ------------------------------------------------------

                                                                                                    Deficit
                                                                                                  Accumulated
                                                               Common Stock                          During
                                                        --------------------------    Treasury     Development
                                                           Shares        Amount         Stock         Stage        Total
                                                        -------------  -----------  -------------  ------------  ----------
Balance at December 31, 1998                               4,887,520   $  636,556   $          -   $  (494,561)  $ 141,995

Stock issued in private placement                             91,540      347,900              -             -     347,900

Stock issuance costs                                               -      (49,239)             -             -     (49,239)


Officers' compensation donated to the                              -      270,000              -             -     270,000
    Company (Note 5)

Stock issued for license technology fee                       15,005       75,025              -             -      75,025

Treasury stock, at cost                                       (4,800)           -        (28,800)            -     (28,800)

Net loss                                                           -            -              -      (674,669)   (674,669)
                                                        -------------  -----------  -------------  ------------  ----------

Balance at December 31, 1999                               4,989,265    1,280,242        (28,800)   (1,169,230)     82,212

Stock issued in public offering                               86,670      520,020              -             -     520,020

Stock issuance costs                                               -      (34,636)             -             -     (34,636)


Officers' compensation donated to the                              -       78,700              -             -      78,700
    Company (Note 5)

Net loss                                                           -            -              -      (320,248)   (320,248)
                                                        -------------  -----------  -------------  ------------  ----------

Balance at June 30, 2000 (unaudited)                       5,075,935   $1,844,326   $    (28,800)  $(1,489,478)  $ 326,048
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

                      CALIFORNIA MOLECULAR ELECTRONICS CORP.
                      --------------------------------------
                          (a development stage company)
                          -----------------------------

                             STATEMENT OF CASH FLOWS
                             -----------------------

                                   (UNAUDITED)
                                   -----------

                                          Cumulative amounts
                                            from March 17,
                                            1997 (date of        Six months
                                            incorporation)      ended June 30
                                                  to       ----------------------
                                             June 30,2000     2000        1999
                                             ------------  ----------  ----------
Operations:
    Net loss                                 $(1,489,478)  $(320,248)  $(371,735)
    Items not requiring current use of cash:
        Officers' compensation, donated to the
             Company (Note 5)                    767,033      78,700     135,000
        License fees                              75,025           -      75,025
        Depreciation                                 788         263           -
        Legal fees in exchange for stock          28,858      18,258      10,600
        Changes in other operating items:
           Payable to related party                    -           -     (14,500)
           Shareholder advances                  (35,147)    (10,000)    (10,000)
           Accounts payable and accrued
               liabilities                        17,312       3,512      21,738
           Other payable                           5,000           -       5,000
           Prepaid expenses                       (7,447)       (954)          -
           Other                                    (427)          -      (7,208)
                                             ------------  ----------  ----------
           Cash used for operating              (638,483)   (230,469)   (156,080)
           activities                        ------------  ----------  ----------

Investments:
    Furniture and fixtures                        (7,082)     (4,458)          -
                                             ------------  ----------  ----------
        Cash used for investing activities        (7,082)     (4,458)          -
                                             ------------  ----------  ----------

Financing:
    Issuance of common stock, after stock
        issuance expense                         973,410     467,126     322,098
    Purchase of Treasury stock                    (3,653)          -
    Repayment to related party                         -           -      (1,366)
                                             ------------  ----------  ----------
           Cash provided by financing
              activities                         969,757     467,126     320,732
                                             ------------  ----------  ----------

Increase in cash and cash equivalents            324,192     232,199     164,652

Cash and cash equivalents at beginning of
    period                                             -      91,993     154,626
                                             ------------  ----------  ----------

Cash and cash equivalents at end of period   $   324,192   $ 324,192   $ 319,278
                                             ============  ==========  ==========

Supplemental cash flow disclosures:
    Taxes paid                               $       150   $       -   $       -
                                             ============  ==========  ==========
    Interest paid                            $         -   $       -   $       -
                                             ============  ==========  ==========

    Acquisition of Treasury stock            $   (25,147)  $       -   $       -
    Cancellation of shareholder advances          25,147           -           -
                                             ------------  ----------  ----------
                                             $         -   $       -   $       -
                                             ============  ==========  ==========


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

     The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the operating results expected for the entire fiscal year. The financial statements included herein should be read in conjunction with other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Form 10-KSB for the fiscal year ended December 31, 1999.

NOTE  2  -  Reclassifications:

     Certain prior period amounts have been reclassified in order to conform to the current period presentation.

NOTE  3  -  Cash  and  cash  equivalents:

     CALMEC considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents.

NOTE  4  -  Loss  per  share:

     Basic and dilutive loss per common share is calculated by dividing the net loss for the period by the average number of common shares outstanding. For the six months ended June 30, 2000 and 1999, dilutive loss per share excludes the effect of options, because the effect would have been antidilutive.

NOTE  5  -  Leases:

     The Company has entered into a cost reimbursable contract with San Jose State University Foundation ("Foundation") for the period from April 1, 2000 through March 31, 2001. The contract includes advisory services to be provided by the San Jose State University Department of Chemistry, facilities, supplies and equipment use.

NOTE  6  -  Related  party  transactions:

     CALMEC's three officers have devoted 100% of their time to the business of the Company since their hire in 1997. Planned annual remuneration for the three officers is as follows: $40,000 - Chairman and Treasurer; $110,000 - President and Chief Executive Officer; and $120,000 - Executive Vice President and Secretary. The officers have elected to forego their salaries through December
31, 1999, and certain officers have continued to forego all or a portion of their salaries through June 30, 2000. As required by the Securities and Exchange Commission accounting rules, in the accompanying financial statements the officers' unpaid salaries totaling $31,200 and $67,500 for the quarters ended June 30, 2000 and 1999, respectively, are reflected as compensation expense and a credit to common stock, as the Company does not intend to repay such forfeited salaries in the future. Effective February 2000, the Executive
Vice President and Secretary began to receive a salary for his services. Effective May 2000, the President and Chief Executive Officer began to receive a portion of his salary in cash ($1,050 per week) and 250 stock options per week with an exercise price of $6.00 per share.

NOTE  7  -  Grants:

     During the first quarter of 2000, the Company received a grant from The National Science Foundation in the amount of $100,000, to be paid in three equal installments. The grant will support research to demonstrate the feasibility of the unique Chiropticene molecular switch. The first installment of $33,333 was received in January 2000, and was recognized as grant income during the quarter ended March 31, 2000. The second installment of $33,333 was received in April 2000, and was recognized as grant income during the quarter ended June 30, 2000. The grant has been recognized in earnings in the period in which the related expenditures were incurred by the Company. The grant receivable of $33,334 included in other current assets and the deferred grant income of $33,334 included in current liabilities at June 30, 2000 represent the last installment of the grant.

NOTE  8-  Recent  accounting  pronouncements:

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

The Company continues to be in the start-up phase of its existence, and through December 31, 1999, CALMEC's three officers had elected to forego their salaries. Commencing February 2000, the Executive Vice President and Secretary began receiving remuneration for his services and the President and Chief Executive Officer began to receive a portion of his salary commencing May 2000. The Company will transition from the start-up phase to the operational phase when the Board of Directors has determined sufficient capital has been accumulated to do so. At that time, all employees and executive officers will receive salaries, additional space will be leased, capital equipment will be purchased, and other operating expenses will be incurred. Prior to that time, activities will be restricted to low cost activities that will keep the Company within its cash resources.

In the second quarter of 1999, the Company started paying salaries to two chemists to perform research. Also in the second quarter of 1999, CALMEC began leasing lab space from San Jose State University for the purpose of housing these chemists and developing Chiropticene demonstration chemistry. The lease ran through March 31, 2000, and the Company has renegotiated with San Jose State University to extend the lease until March 31, 2001.

On January 31, 2000, CALMEC filed Form SB-2, Registration Statement under the Securities Act of 1933, with the SEC. On February 7, 2000, the Registration Statement became effective and CALMEC commenced its sale of up to 1,000,000 shares of common stock at $6.00 per share. CALMEC plans to raise $6 million with this offering, before payment of estimated offering expenses of $50,000, although no assurance can be made as to how many shares the Company will sell. Subsequent to the effective date of the Registration Statement through August 1, 2000, CALMEC has sold 89,070 shares of its common stock, for a total of $534,420.

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

HIRING  OF  EMPLOYEES

CALMEC will transition from its start-up phase to its operational phase when its accumulated cash balances permit it to do so according to the business judgment of management. At that time, employees currently working without pay or for partial pay will begin receiving full compensation. Regardless of when that time occurs, as mentioned above, the Company has already hired and is supporting the lab work of two chemists, and is paying one of the executive officers full compensation, and another executive officer a portion of his compensation.

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

Date:  August  8,  2000
-----------------------

California  Molecular  Electronics  Corp.
-----------------------------------------
(Registrant)


-----------------------------------------
James  Marek,  Jr.
President  and  Chief  Executive  Officer