Form 10QSB
period 2000-09-30
CALIFORNIA MOLECULAR ELECTRONICS CORP
filed 2000-11-14
CIK 1069378

UNITED  STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM  10-QSB

(Mark  One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For  the  quarterly  period  ended  September  30,  2000
                                    --------------------

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

50  Airport  Parkway,  San  Jose,  CA  95110
--------------------------------------------
(Address  of  principal  executive  offices)

(408)  451-8404
---------------
(Issuer's  telephone  number)

Check  whether  the  registrant  (1)  filed  all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

Yes[X]     No[ ]

The number of shares outstanding of the issuer's common stock on November 1, 2000 was 5,084,023.

CALIFORNIA  MOLECULAR  ELECTRONICS  CORP.

INDEX

PART  I.  FINANCIAL  INFORMATION
                                                                                        Page
                                                                                        ----
       ITEM 1.  FINANCIAL STATEMENTS


       Balance Sheets as of September 30, 2000 (unaudited) and December 31, 1999         2

       Statements of Operations for the three and nine months ended September 30,
       2000 and 1999 (unaudited)                                                         3

       Statement of Stockholders' Equity (Deficit) for the nine months ended
       September 30, 2000 (unaudited) and the year end December 31, 1999                 4

       Statements of Cash Flows for the nine months ended September 30, 2000 and
       1999                                                                              5

       Notes to Financial Statements.                                                    6

       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS                                               8


PART II.  OTHER INFORMATION                                                             11

       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                        12

       SIGNATURES                                                                       13

                                       -2-

PART  I.  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                            CALIFORNIA MOLECULAR ELECTRONICS CORP.
                            --------------------------------------

                                       BALANCE SHEET
                                       -------------

                                                               September 30  December 31
                                                                   2000         1999
                                                               ------------  ------------
                                                                (unaudited)
                                  A S S E T S
                                  -----------
Current assets:
  Cash and cash equivalents                                    $   216,419   $    91,993
  Grant receivable                                                  33,334             -
  Prepaid expenses                                                  13,054         6,493
  Stockholder advances                                              10,000             -
                                                               ------------  ------------
    Total current assets                                           272,807        98,486

Furniture and fixtures, net                                          6,590         2,099
Other                                                                1,363           427
                                                               ------------  ------------
                                                               $   280,760   $   101,012
                                                               ============  ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                   ----------------------------------------------

Current liabilities:
  Accounts payable and accrued liabilities                     $    22,890   $    13,800
  Deferred grant income                                             33,334             -
  Other payable                                                      5,000         5,000
                                                               ------------  ------------
    Total current liabilities                                       61,224        18,800
                                                               ------------  ------------

Stockholders' equity (deficit):
  Common stock, no par value:
    Authorized 20 million shares; 5,087,723 and 4,994,065
    issued and outstanding (including treasury shares)
    at September 30, 2000 and December 31, 1999,
    respectively                                                 1,905,086     1,280,242
  Less:  treasury stock at cost; 4,800 shares at September 30,
    2000 and December 31, 1999                                     (28,800)      (28,800)
  Accumulated deficit                                           (1,656,750)   (1,169,230)
                                                               ------------  ------------
                                                                   219,536        82,212
                                                               ------------  ------------

                                                               ------------  ------------
                                                               $   280,760   $   101,012
                                                               ============  ============


                    See accompanying notes to financial statements.

                                       -3-

                               CALIFORNIA  MOLECULAR  ELECTRONICS  CORP.
                               -----------------------------------------
                                          STATEMENT OF OPERATIONS
                                          -----------------------
                                                (UNAUDITED)
                                                -----------

                                                           Nine months ended        Three months ended
                                                              September  30            September 30
                                                        ------------------------  ------------------------
                                                            2000        1999         2000         1999
                                                        -----------  -----------  -----------  -----------
Revenue:
   Grant income                                         $   66,666
   Interest income                                           8,502   $    7,740   $    3,246   $    2,916
                                                        -----------  -----------  -----------  -----------
                                                            75,168        7,740        3,246        2,916
                                                        -----------  -----------  -----------  -----------
Expenses:
   Research and development expenses                       234,666      115,237       79,521            -

   Officers' compensation donated to the
   Company (Note 6)                                        103,600      202,500       24,900       67,500

   Selling, general and administrative expenses            223,037            -       64,762            -

   Preoperating expenses                                         -      213,376            -       87,104
                                                        -----------  -----------  -----------  -----------

       Total expenses                                      561,303      531,113      169,183      154,604
                                                        -----------  -----------  -----------  -----------

   Loss before income taxes                               (486,135)    (523,373)    (165,937)    (151,688)

   Provision for state income taxes                          1,385           50        1,335            -
                                                        -----------  -----------  -----------  -----------

   Net loss                                             $ (487,520)  $ (523,423)  $ (167,272)  $ (151,688)
                                                        ===========  ===========  ===========  ===========

   Basic and diluted loss per common share              $    (0.10)  $    (0.11)  $    (0.03)  $    (0.03)
                                                        ===========  ===========  ===========  ===========
   Weighted average number of common
       shares outstanding                                5,048,181    4,952,006    5,079,218    4,994,065
                                                        ===========  ===========  ===========  ===========


                 See accompanying notes to financial statements.

                                       -4-

                                           CALIFORNIA MOLECULAR ELECTRONICS CORP.
                                           --------------------------------------

                                        STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                        -------------------------------------------

                                                                Common Stock
                                                        --------------------------    Treasury     Accumulated
                                                           Shares        Amount         Stock        Deficit       Total
                                                        -------------  -----------  -------------  ------------  ----------
Balance at December 31, 1998                               4,887,520   $  636,556   $          -   $  (494,561)  $ 141,995

Stock issued in private placement                             91,540      347,900              -             -     347,900

Stock issuance costs                                               -      (49,239)             -             -     (49,239)

Officers' compensation donated to the
   Company (Note 6)                                                -      270,000              -             -     270,000

Stock issued for license technology fee                       15,005       75,025              -             -      75,025

Treasury stock, at cost                                       (4,800)           -        (28,800)            -     (28,800)

Net loss                                                           -            -              -      (674,669)   (674,669)
                                                        -------------  -----------  -------------  ------------  ----------

Balance at December 31, 1999                               4,989,265    1,280,242        (28,800)   (1,169,230)     82,212

Stock issued in public offering                               93,658      561,948              -             -     561,948

Stock issuance costs                                               -      (40,704)             -             -     (40,704)


Officers' compensation donated to the
   Company (Note 6)                                                -      103,600              -             -     103,600

Net loss                                                           -            -              -      (487,520)   (487,520)
                                                        -------------  -----------  -------------  ------------  ----------

Balance at September 30, 2000
   (unaudited)                                             5,082,923   $1,905,086   $    (28,800)  $(1,656,750)  $ 219,536
                                                        =============  ===========  =============  ============  ==========


                 See accompanying notes to financial statements.

                                       -5-

                   CALIFORNIA  MOLECULAR  ELECTRONICS  CORP.
                   -----------------------------------------

                             STATEMENT OF CASH FLOWS
                             -----------------------

                                   (UNAUDITED)
                                   -----------

                                                     Nine months ended September 30
                                                     ------------------------------
                                                            2000       1999
                                                         ----------  ----------
Operations:
  Net loss                                               $(487,520)  $(523,423)
  Items not requiring current use of cash:
    Officers' compensation, donated to the
       Company (Note 6)                                    103,600     202,500
    License fees                                                 -      75,025
    Depreciation and amortization                              458           -
    Legal fees in exchange for stock                        28,386           -
    Changes in other operating items:
      Grant receivable                                      33,334           -
      Payable to related party                                   -     (14,500)
      Prepaid expenses                                      (6,561)          -
      Accounts payable and accrued liabilities               9,090      17,100
      Deferred grant income                                (33,334)          -
      Other                                                      -      (7,233)
                                                         ----------  ----------
      Cash used for operating activities                  (352,547)   (250,531)
                                                         ----------  ----------

Investments:
  Furniture and fixtures                                    (4,885)     (2,624)
  Other investment                                          (1,000)          -
                                                         ----------  ----------
      Cash used for investing activities                    (5,885)     (2,624)
                                                         ----------  ----------

Financing:
  Issuance of common stock, after stock issuance expense   492,858     319,221
  Stockholder advances                                     (10,000)    (13,500)
  Repayment to related party                                     -      (1,366)
                                                         ----------  ----------
      Cash provided by financing activities                482,858     304,355
                                                         ----------  ----------

Increase in cash and cash equivalents                      124,426      51,200

Cash and cash equivalents at beginning of period            91,993     154,626
                                                         ----------  ----------

Cash and cash equivalents at end of period               $ 216,419   $ 205,826
                                                         ==========  ==========

Supplemental cash flow disclosures:
  Taxes paid                                             $   1,385   $       -
                                                         ==========  ==========
  Interest paid                                          $     156   $       -
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

     The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the operating results expected for the entire fiscal year. The financial statements included herein should be read in conjunction with other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Form 10-KSB for the fiscal year ended December 31, 1999.

     The Company began earning revenue in fiscal 2000 and is no longer considered to be in the development stage.

NOTE 2  -  Reclassifications:

     Certain prior period amounts have been reclassified in order to conform to the current period presentation.

NOTE 3  -  Cash  and  cash  equivalents:

     CALMEC considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents.

NOTE 4  -  Loss  per  share:

     Basic and dilutive loss per common share is calculated by dividing the net loss for the period by the average number of common shares outstanding. For the nine months ended September 30, 2000 and 1999, dilutive loss per share excludes the effect of options, because the effect would have been antidilutive.

NOTE 5  -  Commitment:

     The Company has entered into a cost reimbursable contract with San Jose State University Foundation ("Foundation") for the period from April 1, 2000 through March 31, 2001. The contract includes advisory services to be provided by the San Jose State University Department of Chemistry, facilities, supplies and equipment use.

NOTE 6  -  Related  party  transactions:

     CALMEC's three officers have devoted 100% of their time to the business of the Company since their hire in 1997. Planned annual remuneration for the three officers is as follows: $40,000 - Chairman and Treasurer; $110,000 - President and Chief Executive Officer; and $120,000 - Executive Vice President and Secretary. The officers have elected to forego their salaries through December
31, 1999, and certain officers have continued to forego all or a portion of their salaries through September 30, 2000. As required by the Securities and Exchange Commission accounting rules, in the accompanying financial statements the officers' unpaid salaries totaling $24,900 and $67,500 for the quarters ended September 30, 2000 and 1999, respectively, are reflected as compensation expense and a credit to common stock, as the Company does not intend to repay such forfeited salaries in the future. Effective February 2000, the Executive
Vice President and Secretary began to receive a salary for his services. Effective May 2000, the President and Chief Executive Officer began to receive a portion of his salary in cash ($1,050 per week) and 250 stock options per week with an exercise price of $6.00 per share.

NOTE 7  -  Grants:

     During the first quarter of 2000, the Company received a grant from The National Science Foundation in the amount of $100,000, to be paid in three equal installments. The grant will support research to demonstrate the feasibility of the unique Chiropticene molecular switch. The first installment of $33,333 was received in January 2000, and was recognized as grant income during the quarter ended March 31, 2000. The second installment of $33,333 was received in April 2000, and was recognized as grant income during the quarter ended June 30, 2000. The grant has been recognized in earnings in the period in which the related expenditures were incurred by the Company. The grant receivable of $33,334 included in other current assets and the deferred grant income of $33,334 included in current liabilities at September 30, 2000 represent the last installment of the grant.

NOTE 8  -  Recent  accounting  pronouncements:

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

On January 31, 2000, CALMEC filed Form SB-2, Registration Statement under the Securities Act of 1933, with the SEC. On February 7, 2000, the Registration Statement became effective and CALMEC commenced its sale of up to 1,000,000 shares of common stock at $6.00 per share. CALMEC plans to raise $6 million with this offering, before payment of estimated offering expenses of $50,000, although no assurance can be made as to how many shares the Company will sell. Subsequent to the effective date of the Registration Statement through November 1, 2000, CALMEC has sold 94,858 shares of its common stock, for a total of $569,148.

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

CASH  REQUIREMENTS

The full extent of CALMEC's future capital requirements and the adequacy of its available funds will depend on many factors, not all of which can be accurately predicted. Although no assurance can be given, the Company believes it can continue to operate in its present status for at least the next twelve months, and proceeds from the aforementioned offering will be used to accelerate the Company's progress and amplify its influence in molecular electronics. In the event that additional capital is required, CALMEC may seek to raise that capital through public or private equity or debt financings. Future capital funding transactions may result in dilution to stockholders.

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

HIRING  OF  EMPLOYEES

CALMEC will transition from its start-up phase to its operational phase when its accumulated cash balances permit it to do so according to the business judgment of management. At that time, employees currently working without pay or for partial pay will begin receiving full compensation. Regardless of when that time occurs, as mentioned above, the Company has already hired and is supporting the lab work of chemists, and is paying one of the executive officers full compensation, and another executive officer a portion of his compensation.

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

Date:  November  13,  2000
--------------------------

California  Molecular  Electronics  Corp.
-----------------------------------------
(Registrant)


-----------------------------------------
James  Marek,  Jr.
President  and  Chief  Executive  Officer