Form 10KSB
period 2000-12-31
CALIFORNIA MOLECULAR ELECTRONICS CORP
filed 2001-04-02
CIK 1069378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                ------------------------------------------------
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(MARK  ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  Fiscal  Year  Ended  December  31,  2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  transition  period  from  ________  to  _________.

                        Commission File Number: 333-82493

                     CALIFORNIA MOLECULAR ELECTRONICS CORP.
           (EXACT NAME OF SMALL BUSINESS AS SPECIFIED IN ITS CHARTER)

              Arizona                                   86-0888087
     (STATE OR OTHER JURISDICTION           (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

     50 Airport Parkway,
        San  Jose,  CA                                    95110
(ADDRESS  OF  PRINCIPAL  EXECUTIVE  OFFICES)           (ZIP  CODE)

       Registrant's telephone number, including area code: (408) 451-8404
           Securities registered pursuant to Section 12(b) of the Act:

     TITLE  OF  EACH  CLASS     TITLE  OF  EACH  EXCHANGE  ON  WHICH  REGISTERED
     ----------------------     ------------------------------------------------
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value

     Check  whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]  No  [  ].

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB. [X]

State  issuer's  revenues  for  its  most  recent  fiscal  year.  $110,099.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. For purposes of the foregoing calculation only, the issuer has included in the shares owned by affiliates the beneficial ownership of common equity of officers and directors of the registrant and members of their families, and such inclusion shall not be construed as an admission that any such person is an affiliate for any other purposes. $2,201,628.

As of March 30, 2001,  there  were 5,131,675 outstanding shares of Common Stock.
                       DOCUMENTS INCORPORATED BY REFERENCE
     None.
     Transitional  Small  Business Disclosure Format (check one): Yes [ ] No [X]
================================================================================

                    CALIFORNIA MOLECULAR ELECTRONICS CORP.

                               TABLE OF CONTENTS

                                2000 FORM 10-KSB


ITEM NO.                                                                    PAGE
--------                                                                    ----
                                     PART I
Item 1.   Business                                                            3
Item 2.   Properties                                                          7
Item 3.   Legal Proceedings                                                   7
Item 4.   Submission of Matters to a Vote of Security Holders                 7

                                    PART II

Item 5.   Market for the Registrant's Common Stock and Related
          Shareholder Matters                                                 7

Item 6.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               8
Item 7.   Financial Statements                                               10

Item 8.   Changes In and Disagreements With Accountants on Accounting
          and Financial Disclosure                                           10

                                   PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act                  10
Item 10.  Executive Compensation                                             10
Item 11.  Security Ownership of Certain Beneficial Owners and Management     11
Item 12.  Certain Relationships and Related Transactions                     11
Item 13.  Exhibits and Reports on Form 8-K                                   12

     This  Report  contains  forward-looking  statements  within  the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), regarding future events and California Molecular Electronics Corp.'s ("CALMEC") plans and expectations that involve risks and uncertainties. When used in this Report, the words "estimate," "project," "intend," "expect" and "anticipate" and similar expressions are intended to identify such forward-looking statements. Because these forward looking statements involve risk and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of reasons, including those discussed in the section entitled "Risk Factors" of CALMEC's Form SB-2 filed with the Securities and Exchange Commission January 31, 2000. In light of the important factors that can materially affect results, the inclusion of forward-looking information herein should not be regarded as a representation by CALMEC or any other person that the objectives or plans for CALMEC will be achieved. The reader is therefore cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. CALMEC undertakes no obligation to publicly release updates or revisions to these statements.

                                     PART I

ITEM  1.  BUSINESS
------------------

     California Molecular Electronics Corp. ("CALMEC" or the "Company"), an Arizona corporation, was incorporated on March 17, 1997. The Company was formed to take advantage of a new field of technology in which individual molecules are used to produce effects that are currently being produced by electronic circuits. This field is known as "molecular electronics." Molecular electronics seeks to use individual molecules as the component parts of computer devices, display devices, and data storage devices.

     CALMEC currently owns the patent and trade secret rights to Chiropticene(TM) switching, a single-molecule switching technology. The Company believes these switches, one molecule in size, will become key components of future computational, optical, and data storage devices. The Chiropticene(TM) switch goes beyond the semiconductor switch in size reduction. This switch is a single molecule that exhibits classical switching properties. Being only one molecule in size, it offers the promise of producing structures thousands of times smaller than the smallest structures possible with semiconductor electronics.

     The Company's aim is to gain control of patents and trade secrets in the molecular electronics field so as to take advantage of these technological and economic advances in order to generate revenues by licensing to others the patents and trade secrets controlled by the Company. Additionally, the Company intends to develop products through partnership agreements using the Chiropticene(TM) technology.

     The Company's business currently consists of two major areas of activity, Research and Development and Sales and Corporate Development.

RESEARCH  AND  DEVELOPMENT  ("R&D")
-----------------------------------

     The purpose of the Company's R&D program is to capture as large a portion of the intellectual property in the field of molecular electronics as possible and to develop the capability to create products that exploit this intellectual property. To this end, the Company's R&D consists of the following segments:

          -    Research
          -    Intellectual  Property  Development
          -    Product  Technology  Development

     These three segments work together. Research develops the Company's knowledge by answering the questions that the other two segments need answered. Intellectual Property Development fashions the Company's knowledge into patent-protectable or trade-secret-protectable units that can be licensed and otherwise exploited for business. Finally, Product Technology Development puts in place those technical processes and technology arrangements necessary for the Company to produce or support the production of salable products. All three research segments are functioning now at a low but valuable level. The Company has spent approximately $306,707 and $240,668 in research and development costs during the years ended December 31, 2000 and 1999, respectively.

SALES  AND  CORPORATE  DEVELOPMENT
----------------------------------
     The purpose of this area of activity is to exploit CALMEC's R&D results in order to generate revenue. This area of activity is responsible for selling products and for developing business arrangements so as to foster these sales, as well as developing products using the Company's technology.

PRODUCTS  AND  SERVICES

     The Company's products are intellectual property and technical services. Intellectual properties - CALMEC's patents and trade secrets - are salable products. The Company intends to license them and support them in exchange for the payment of fees and royalties.

     The Company also intends to sell technical services: contract R&D and product development support. Customers for these services will again be the companies in CALMEC's customer network. The Company believes that its special molecular electronics expertise will be of value to its customers as they attempt to develop molecular electronics products.

     The Company will also, in addition to the above activities, undertake the funding and development of certain products using the Company's technology.

MARKET

     CALMEC believes that families of processors will be the major product areas flowing from the field of molecular electronics. The markets for these products may be an expanded version of today's markets for semiconductor chips. The common types of chips currently being manufactured include computer microprocessors, signal processors, special-purpose chips, programmable logic chips, memory chips and controllers. Semiconductor chips are purchased by the manufacturers of chip-dependent products. Chip-dependent products are manufactured products that would not exist if chips were to vanish. This is a very long list of products including PCs, laptops, personal digital assistants
(PDAs), cellular phones, hand held calculators, digital camcorders, digital cameras and a great many other consumer and non-consumer products. Semiconductor chips also support a large chip-driven software market providing software applications based on these chips. The chip driven software market consists of all the software products that would not exist if chips were to vanish. This includes all PC software application products, internet application products, all PC operating systems, and in fact every software product written for application on any chip.

     The Company expects molecular-electronic processors to serve the same markets as today's semiconductor chips. However, since CALMEC believes that successful molecular electronics technology will provide much greater performance at a much smaller size and price, the Company further believes that molecular electronics processors will find their way into many new products.

COMPETITION

     The field of molecular electronics is in the very early stages. To the best of the Company's knowledge, no one anywhere is developing or selling products based on molecular electronics technology. The Company believes that at this stage, competition is for intellectual property that will enable the control of future markets and not for the products for these markets.
Patents have been and are being granted for innovations in the field or innovations that will impact the field. It is the Company's opinion, however, that overall, the intellectual property of the field is largely underdeveloped. Moreover, an essential part of the Company's business strategy is to exploit, under exploitation agreements, existing and future intellectual property belonging to others for the mutual benefit of others and CALMEC. By virtue of these strategies, CALMEC hopes to control and minimize the impact of the competition that will be seen.

     The Company believes that the competition for this intellectual property will come from two sources: those who will seek to imitate CALMEC's customer-building strategy, and those who will develop and exploit intellectual property on their own. Currently, the Company knows of no companies interested in imitating its customer-building strategy. And only time will tell whether or not there will be many or few intellectual property developers who have the time, resources and commitment to undertake exploitation on their own without CALMEC's or others' involvement.

     The Company believes that its ultimate competitors will be companies within CALMEC's own product-development customer network. The Company's customers will have the knowledge, expertise and experience to engage this new market in part because of the Company's work with them. While CALMEC intends to work its customer agreements to its benefit, the Company recognizes that it will be impossible and perhaps even unwise to prevent its customers from being its competitors in various niches of the market. These customer-based competitors will probably be the earliest specific competitors that CALMEC will be able to identify. Management expects to know them in more intimate detail than other future competitors.

PATENTS

     The Company has executed an exclusive license and patent assignment agreement for the worldwide rights to the economic exploitation of United States Patent Number 5,237,067 issued August 17, 1993 to Dr. Robert R. Schumaker, and its related technology, called as a whole "chiropticene" technology. Dr. Schumaker is also the Company's Executive Vice President for Research and Development and a major shareholder in the Company. CALMEC has also filed new patent applications on related molecular electronics innovations flowing from new work internal to the Company (United States Patent Number 6,124,963). On March 26, 1999, the Company executed an exclusive patent license agreement with the University of South Carolina for the worldwide rights to an invention (USC Disclosure #98038) and its related technology that exploits electrostatic signals for molecular electronic computation. On May 6, 1999, CALMEC executed an exclusive patent license agreement with the University of Minnesota for the worldwide rights to United States Patent Number 5,766,952 on vapochromic complexes and related United States Patent Numbers 6,137,118 and 6,160,267 together exploiting molecular electronic vapochromic devices.

     In addition, the Company is working on developing patent exploitation agreements with numerous other universities and government labs that are leaders in the field of molecular electronics and that own important intellectual property in the field.

     Chiropticene(TM) and CALMEC(R) are trademarks belonging to the Company that refer to the Company's molecular switches and to the Company.

EMPLOYEES

     As of December 31, 2000, CALMEC had four full-time employees, including three employees who are directors of the Company.

DIRECTORS AND EXECUTIVE OFFICERS  OF  THE  COMPANY

     DR. JON N. LEONARD is a consultant to business and government in science, technology, and business development. He has been the Chairman of CALMEC since early in 1997. He was the President and CEO of BPM Technology from 1992 through 1996, a company that raised $10 million in venture capital to develop and market a three-dimensional printer product. Prior to that, from 1985 to 1992, he was the Chief Scientist of, and responsible for new business development in, the Strategic Products Manufacturing Division of Hughes Aircraft Company. Dr. Leonard has authored numerous technical papers in the areas of electronics, computation and communication, as well as three popular books in the area of human health. Dr. Leonard received Ph.D. and Bachelors degrees in mathematics and physics from the University of Arizona and a Masters degree in engineering from UCLA.

     MR. JAMES J. MAREK, JR. has over 30 years of business experience in the management of high technology companies. Since September of 1997, Mr. Marek has been the President and CEO of CALMEC. Prior to this, in 1996, he had his own consulting practice specializing in start-up management, turnaround restructuring, marketing/sales issues, and contract negotiations. From 1990 to 1996, Mr. Marek was the President and General Manager of ITEC, Inc., a privately held $25 million manufacturer of systems for telephone administrations worldwide and a provider of contract manufacturing services. He has over 16 years in top management positions (CEO, President, General Manager, Vice President of Marketing and Sales, and Director) with full responsibility for start-up companies as well as multimillion dollar corporations manufacturing and marketing sophisticated electronic products. Mr. Marek has a Bachelor of Electrical Engineering degree from Marquette University and has taken post-graduate work in communications, marketing, finance, accounting, and business management.

     DR. ROBERT R. SCHUMAKER is a renowned chemist and inventor, credited with the development of new superconducting materials while at IBM, and the holder of more than a dozen patents. Since May of 1997 Dr. Schumaker has been the director of R&D at CALMEC. Prior to coming to CALMEC, from 1992 until 1997, Dr. Schumaker ran International Molecular Processors, a private company that he founded, that conducted research in the area of molecular switch devices. Before this, Dr. Schumaker spent 25 years as a research scientist at IBM and another 10 years in research and teaching at the University of Bordeaux (France), the University of Alabama, and Universidad Autonoma de Guadalajara
(Mexico). Dr. Schumaker received his Bachelors degree in Chemistry from the University of California in Santa Cruz, and his Ph.D. degree in Chemistry from the University of Oregon.

ITEM  2.  PROPERTIES

     None.

ITEM  3.  LEGAL  PROCEEDINGS

     None.

ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     There was no submission of matters to a vote of security holders during the fourth quarter of the year ended December 31, 2000.

                                     PART II

ITEM  5.  MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Market  Information
     -------------------

          There is no public market for the Company's common stock, and a public market may not be available in the foreseeable future.

     Shareholders
     ------------

          The number of common shareholders of record as of February 28, 2001 was 314.

     Dividend  Policy
     ----------------

          No cash dividends have been declared on the Company's common stock since the Company's inception. It is not anticipated that dividends will be paid in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
--------

     CALMEC was formed to engage primarily in the business of producing and selling products and services related to the new technological field of molecular electronics. Molecular electronics is the technology of using single molecules to form components of electronic devices.

     The Company continues to be in the initial phase of its existence, and through December 31, 1999, CALMEC's three officers had elected to forego their salaries. Commencing February 2000, the Executive Vice President and Secretary began receiving remuneration for his services and the President and Chief Executive Officer began to receive a portion of his salary commencing May 2000. The Company will transition from the start-up phase to the operational phase when the Board of Directors has determined sufficient capital has been accumulated to do so. At that time, all employees and executive officers will receive salaries, additional space will be leased, capital equipment will be purchased, and other operating expenses will be incurred. Prior to that time, activities will be restricted to low cost activities that will keep the Company within its cash resources.

     In the second quarter of 1999, the Company started paying salaries to two chemists to perform research. Also in the second quarter of 1999, CALMEC began leasing lab space from San Jose State University for the purpose of housing these chemists and developing Chiropticene(TM) demonstration chemistry. The lease ran through March 31, 2000, and the Company has renegotiated with San Jose State University to extend the lease until March 31, 2001, and then again until March 31, 2002.

     On January 31, 2000, CALMEC filed a Form SB-2, Registration Statement under the Securities Act of 1933, with the Securities and Exchange Commission ("SEC"). On February 7, 2000, the Registration Statement became effective and CALMEC commenced its sale of up to 1,000,000 shares of common stock at $6.00 per share. CALMEC planned to raise $6 million with this offering, before payment of estimated offering expenses of $50,000. Subsequent to the effective date of the Registration Statement through February 28, 2001, CALMEC sold 120,239 shares of its common stock, for a total aggregate price of $721,434. The Company terminated the sale of its common stock under the Registration Statement on February 28, 2001.

Operations
----------

     The Company was in the development stage during 1999, and had no revenues from operations. During the first quarter of 2000, the Company received a grant from The National Science Foundation in the amount of $100,000, which was paid in three equal installments. The grant supported research to demonstrate the
feasibility  of  the  unique  Chiropticene(TM)   molecular  switch.  The  first
installment of $33,333 was received in January 2000, and was recognized as grant income during the quarter ended March 31, 2000. The second installment of $33,333 was received in April 2000, and was recognized as grant income during the quarter ended June 30, 2000. The third and final installment of $33,334 was recognized during the fourth quarter of 2000. The grant has been recognized in earnings in the period in which the related expenditures were incurred by the Company.

     R&D costs of $306,707 for the year ended December 31, 2000 compared to R&D costs of $240,668 in 1999, an increase of $66,039 or 27.4%. The increase was primarily related to an increase in R&D related salary and wage expense.

     Officers' compensation donated to the Company of $126,400 in 2000 decreased from $270,000 recorded in 1999, primarily related to the fact that certain of the officers began receiving payment for all or a portion of their salary in 2000. In 1999, 100 percent of the officers' compensation was donated to the Company.

     In 1999, the Company was still considered to be in the development stage, and costs other than R&D and Officers' compensation donated to the Company were considered preoperating expenses. In the year 2000, as the Company earned revenue, it is no longer considered in the development stage, and costs other than R&D and Officers' compensation donated to the Company are recorded as selling, general and administrative costs. Selling, general and administrative costs consist primarily of rent, travel and other administrative expenses, and in 2000 increased over 1999 by $125,004 or 72%, primarily related to increases in rent and travel expenses.

Liquidity  and  Capital  Resources
----------------------------------

     The full extent of CALMEC's future capital requirements and the adequacy of its available funds will depend on many factors, not all of which can be accurately predicted. Although no assurance can be given, the Company believes it can continue to operate in its present status for at least the next twelve months. After terminating its sale of common stock effective February 28, 2001 under its public offering relating to its February 7, 2000 Registration Statement filed with the SEC, the Company has undertaken additional and new activities to develop certain products using the Company's technology. The Company is aggressively pursuing industrial and venture capital funds, as well as a private placement offering, in order to develop this technology. The proposed private placement would attempt to sell 200,000 units at $6.00 per unit. A unit would be comprised of one share of Series A Preferred Stock, one warrant for one common share exercisable through October 31, 2001 at $2.50 per share, and one warrant to purchase an additional common share at $3.50 per share, through April 30, 2002.

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

Hiring  of  employees
---------------------

     CALMEC will transition from its start-up phase to its operational phase when its accumulated cash balances permit it to do so according to the business judgment of management. At that time, employees currently working without pay or for partial pay will begin receiving full compensation. Regardless of when that time occurs, the Company has already hired and is supporting the lab work of a chemist, and is paying one of the executive officers full compensation, and another executive officer a portion of his compensation.


ITEM  7.  FINANCIAL  STATEMENTS

(1)     Financial  Statements
        See  Index  to  Financial  Statements  on  Page  F-1

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Reference is made to the information regarding Directors under the heading "Directors and Executive Officers of the Company" in Part I hereof.

ITEM  10.  EXECUTIVE  COMPENSATION

                                   SUMMARY COMPENSATION TABLE

                                                              Long-term
                              Annual Compensation         Compensation Awards
                              -------------------         -------------------

          (a)                 (b)            (c)                  (g)
                                                         Securities Underlying
Name and Principal Position   Year         Salary ($)      options/ SARS (#)
----------------------------  ----         ---------     ----------------------

President/CEO                 2000          33,600                   9,750
                              1999               -                       -

EVP/Secretary                 2000          110,000                      -
                              1999                -                      -

Note: Reference is made to the information in "Note 8 - Related Party Transactions" of the notes to the financial statements under Part II, Item 7 hereof.

                      OPTIONS/SAR GRANTS IN THE LAST FISCAL YEAR

       (a)               (b)              (c)              (d)             (e)

                      Number of      Percent of Total
                     Securities       Options/ SARs
                     Underlying        Granted to       Exercise or
    Name and        Options/SARs      Employees in       Base Price
Principal Position     Granted (#)     Fiscal Year        ($/Sh)      Expiration Date
-------------------  -------------  -----------------  -------------  ----------------
President/CEO                9,750              32.7%  $        6.00  April 30, 2010

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

     (1)                  (2)                       (3)            (4)

                                                Amount and
                                                 Nature of
                     Name and Address of        Beneficial    Percent of
Title of Class         Beneficial Owner            Owner        Class
---------------  -----------------------------  -----------  -----------

Common           Jon N. Leonard                  3,987,166         78.3%
                 1512 W. Canada Hills Dr.
                 Tucson, AZ  85737

Common           James J. Marek, Jr.               390,200         7.70%
                 1080 Grande View Blvd., #828
                 Huntsville, AL  35824

Common           Robert R. Schumaker               370,000         7.30%
                 520 Pilgrim Dr.
                 Capitola, CA  95010

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     None.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  Exhibits

          See the exhibits filed under Item 13(c), which are filed herewith or incorporated by reference herein.

     (b)  Reports  on  Form  8-K

          None.

     (c)  Exhibits

The  exhibits  listed  below  are  filed  or  incorporated  by reference herein.

EXHIBIT NUMBER                       DESCRIPTION OF DOCUMENT
--------------                       -----------------------
3.1             Articles of Incorporation of California Molecular Electronics Corp., filed as exhibit 3.1 to our Registration Statement on Form SB-2 filed with the
                Commission on January 31, 2000 and incorporated herein by this reference.
--------------  ------------------------------------------------------------------------------
3.2             Bylaws of California Molecular Electronics Corp., filed as exhibit 3.2 to our Registration Statement on Form SB-2 filed with the Commission on
                January 31, 2000 and incorporated herein by this reference.
--------------  ------------------------------------------------------------------------------
10.1            Long term employment agreements between R. Schumaker and
                California Molecular Electronics Corp. and J. Marek and California
                Molecular Electronics Corp., filed as exhibit 4 to the Company's Registration
                Statement on Form SB-2 filed with the Commission on January 31, 2000 and incorporated herein by this reference.*
--------------  ------------------------------------------------------------------------------
10.2            Exclusive patent license and assignment agreement between R.
                Schumaker and California Molecular Electronics Corp., filed as exhibit 5 to the Company's Registration Statement on Form SB-2 filed with the Commission on January 31, 2000 and incorporated herein by this reference.
--------------  ------------------------------------------------------------------------------
10.3            Stock Option Agreement between James J. Marek, Jr. and California
                Molecular Electronics Corp. dated May 1, 2000.*
--------------  ------------------------------------------------------------------------------
10.4            Rights Agreement between James J. Marek, Jr. and California Molecular
                Electronics Corp. dated June 1, 2000.*
--------------  ------------------------------------------------------------------------------
27.1            Financial Data Schedule
--------------  ------------------------------------------------------------------------------

*  Management  contract  or  compensation  plan  arrangement.

SIGNATURES
----------

CALIFORNIA  MOLECULAR  ELECTRONICS  CORP.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

California  Molecular  Electronics  Corp.
-----------------------------------------
(Registrant)

/s/  James  J.  Marek,  Jr.
---------------------------
James  J.  Marek,  Jr.
President  and  Chief  Executive  Officer


Date:  March  30,  2001
-----------------------


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date                   Name: Position                 Signature
--------------  -----------------------------  -----------------------

March 30, 2001  Dr. Jon N. Leonard: Director,  Jon. N. Leonard
--------------  -----------------------------  -----------------------
                Chairman of the Board          /s/ Jon N. Leonard
                ---------------------          -----------------------

March 30, 2001  James J. Marek, Jr: Director,  James J. Marek, Jr.
--------------  -----------------------------  -----------------------
                President, Chief Executive     /s/ James J. Marek, Jr.
                --------------------------     -----------------------
                Officer
                -------

                     CALIFORNIA MOLECULAR ELECTRONICS CORP.
                              FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                  Page
                                                                                  ----
Report of Independent Certified Public Accountants                                F-2
Balance Sheet at December 31, 2000 and 1999                                       F-3
Statement of Operations for the Years Ended December 31, 200 and 1999             F-4
Statement of Stockholders' Equity for the Years Ended December 31, 2000 and 1999  F-5
Statement of Cash Flows for the Years Ended December 31, 2000 and 1999            F-6
Notes to Financial Statements                                                     F-7

March  17,  2001

To  the  Board  of  Directors

  and  Stockholders  of

    California  Molecular  Electronics  Corp.


          REPORT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS
          -------------------------------------------------------

     In our opinion, the accompanying balance sheet and the related statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of California Molecular Electronics Corp. ("CALMEC") at December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


ODENBERG,  ULLAKKO,  MURANISHI  &  CO.  LLP
San  Francisco,  California

                          CALIFORNIA MOLECULAR ELECTRONICS CORP.
                          --------------------------------------

                                      BALANCE SHEET

                                                                     December 31
                                                             ----------------------------
                                                                 2000           1999
                                                             -------------  -------------
                                         ASSETS
                                         ------

Current assets:
  Cash                                                       $    120,606   $     91,993
  Employee advance                                                 10,000              -
  Prepaid expenses                                                  8,247          6,493
                                                             -------------  -------------
     Total current assets                                         138,853         98,486

Equipment, net                                                      5,167          2,099
Other                                                               1,406            427
                                                             -------------  -------------
                                                             $    145,426   $    101,012
                                                             =============  =============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------

Current liabilities:
  Accounts payable and accrued liabilities                   $     23,175   $     13,800
  Other payable                                                     5,000          5,000
                                                             -------------  -------------
     Total current liabilities                                     28,175         18,800
                                                             -------------  -------------

Stockholders' equity:
  Common stock, no par value:
     Authorized 20 million shares; 5,090,123 and
     4,994,065 issued and outstanding (including
     4,800 treasury shares) at December 31, 2000
     and 1999, respectively                                     1,937,413      1,280,242
  Less: Treasury stock at cost; 4,800 shares at December 31,
     2000 and 1999, respectively                                  (28,800)       (28,800)
  Accumulated deficit                                          (1,791,362)    (1,169,230)
                                                             -------------  -------------
                                                                  117,251         82,212
                                                             -------------  -------------
  Commitments (Notes 6 and 10)
                                                             -------------  -------------
                                                             $    145,426   $    101,012
                                                             =============  =============

                    See accompanying notes to financial statements.

                     CALIFORNIA MOLECULAR ELECTRONICS CORP.
                     --------------------------------------

                             STATEMENT OF OPERATIONS
                             -----------------------

                                                        Year ended December 31
                                                        ----------------------
                                                            2000        1999
                                                       -----------  -----------
Revenue:
  Grant income                                         $  100,000   $        -
  Interest income                                          10,099        9,319
                                                       -----------  -----------
                                                          110,099        9,319
                                                       -----------  -----------

Expenses:
  Research and development expenses                       306,707      240,668

  Officers' compensation donated to the Company (Note 8)  126,400      270,000

  Selling, general and administrative expenses            298,274            -

  Preoperating expenses                                         -      173,270
                                                       -----------  -----------

     Total expenses                                       731,381      683,938
                                                       -----------  -----------

Loss before state income taxes                           (621,282)    (674,619)

Provision for state income taxes                              850           50
                                                       -----------  -----------

Net loss                                               $ (622,132)  $ (674,669)
                                                       ===========  ===========


Basic and diluted loss per common share                $    (0.12)  $    (0.14)
                                                       ===========  ===========

Weighted average number of common shares outstanding    5,071,256    4,930,858
                                                       ===========  ===========

                    See accompanying notes to financial statements.

                                CALIFORNIA MOLECULAR ELECTRONICS CORP.
                                --------------------------------------

                                    STATEMENT OF STOCKHOLDERS' EQUITY



                                              Common stock
                                         ----------------------   Treasury    Accumulated
                                            Shares      Amount      Stock      Deficit       Total
                                            -------     -------     ------     --------      ------
Balance at December 31, 1998              4,887,520   $  636,556   $      -   $  (494,561)  $ 141,995

Stock issued in private placement            91,540      347,900          -             -     347,900

Stock issuance costs                              -      (49,239)         -             -     (49,239)

Officers' compensation donated to the
  Company (Note 8)                                -      270,000          -             -     270,000

Stock issued for license technology fee      15,005       75,025                               75,025

Treasury stock, at cost                      (4,800)           -    (28,800)            -     (28,800)

Net loss                                          -            -          -      (674,669)   (674,669)
                                          ----------  -----------  ---------  ------------  ----------

Balance at December 31, 1999              4,989,265    1,280,242    (28,800)   (1,169,230)     82,212

Stock issued in public offering              89,007      534,042          -             -     534,042

Stock issued for services                     7,051       42,306          -             -      42,306

Stock issuance costs                              -      (45,577)         -             -     (45,577)

Officers' compensation donated to the
  Company (Note 8)                                -      126,400          -             -     126,400

Net loss                                          -            -          -      (622,132)   (622,132)
                                          ----------  -----------  ---------  ------------  ----------

Balance at December 31, 2000              5,085,323   $1,937,413   $(28,800)  $(1,791,362)  $ 117,251
                                          ==========  ===========  =========  ============  ==========

                    See accompanying notes to financial statements.

                     CALIFORNIA MOLECULAR ELECTRONICS CORP.
                     --------------------------------------

                             STATEMENT OF CASH FLOWS
                             -----------------------

                                                            Year ended December 31
                                                            ----------------------
                                                               2000        1999
                                                            ---------   ----------
Operations:
  Net loss                                                  $(622,132)  $(674,669)
  Items not requiring current use of cash:
     Officers' compensation, donated to the Company (Note 8)  126,400     270,000
     Common stock issued for:
       License fees                                                 -      75,025
       Other services                                          42,306           -
     Depreciation and amortization                              1,838         525
     Changes in other operating items:
       Employee advances                                      (10,000)    (20,147)
       Prepaid expenses                                        (1,754)     (6,493)
       Other                                                   (1,000)        200
       Accounts payable and accrued liabilities                 9,375      11,408
       Other payable                                                -       5,000
       Payable to related party                                     -     (14,500)
                                                            ----------  ----------
       Cash used for operating activities                    (454,967)   (353,651)
                                                            ----------  ----------

Investments:
  Equipment                                                    (4,885)     (2,624)
                                                            ----------  ----------
     Cash used for investing activities                        (4,885)     (2,624)
                                                            ----------  ----------

Financing:
  Advance from related party                                        -      (1,366)
  Issuance of common stock, after stock issuance expense      488,465     298,661
  Purchase of Treasury stock                                        -      (3,653)
                                                            ----------  ----------
     Cash provided by financing activities                    488,465     293,642
                                                            ----------  ----------

Increase (decrease) in cash                                    28,613     (62,633)

Cash at beginning of period                                    91,993     154,626
                                                            ----------  ----------
Cash at end of period                                       $ 120,606   $  91,993
                                                            ==========  ==========

Supplemental cash flow disclosures:
  Taxes paid                                                $     850   $      50
                                                            ==========  ==========
  Interest paid                                             $     193   $       -
                                                            ==========  ==========

  Acquisition of Treasury stock                             $       -   $ (25,147)
  For cancellation of employee advances                             -      25,147
                                                            ----------  ----------
                                                            $       -   $       -
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

                     CALIFORNIA MOLECULAR ELECTRONICS CORP.
                     --------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

NOTE  1  -  Operations  and  summary  of  significant  accounting  policies:

     California Molecular Electronics Corp. ("CALMEC" or the "Company"), an Arizona corporation, was incorporated on March 17, 1997. CALMEC was formed to engage primarily in the business of producing and selling products and services related to the new technological field of molecular electronics, as well as research and development related to this field. Molecular electronics is the technology of using single molecules to form the components of electronic devices.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has sustained operating losses since inception and expects such losses to continue as it furthers its research and development programs. The Company will need to obtain additional funds to continue its research and development activities and fund operating expenses. The Company has raised $240,312 from the sale of common stock during January through March 2001, and is actively pursuing industrial and venture capital and, as more fully described in Note 13, will be offering a private placement of its common stock. If the Company is unable to obtain the necessary capital, substantial restructuring options may be necessary which would have a material adverse effect on the Company's business, results of operations, and prospects. The financial statements do not include any adjustments to reflect the future effects in the recoverability and classification of assets or the amounts and classification of liabilities that might result from the possible inability of the Company to continue as a going concern.

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

     Fair  value  of  financial  instruments
     ---------------------------------------

     The carrying values of financial instruments, such as employee advances and accounts payable, approximate their fair market values.

     Cash  and  cash  equivalents
     ----------------------------

     The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents.

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

     Grant  income
     -------------

     Grant income is recognized as income in the period in which the related expenditures are incurred by the Company.

     Research  and  development
     --------------------------

     Research  and  development  costs  are  expensed  as  incurred.

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

     Reclassification  of  financial  statement  presentation
     --------------------------------------------------------

     Certain prior year balances have been reclassified to conform to the current year presentation.

     Loss  per  share
     ----------------

     Basic and dilutive loss per common share is calculated by dividing the net loss for the period by the average number of common shares outstanding. In 2000 and 1999, dilutive loss per share excludes the effect of options, because the effect would have been antidilutive.

NOTE  2  -  Equipment:

Equipment  is  summarized  as  follows:

                                  December  31
                                  ------------
                                  2000    1999
                                 ------  ------

Computer equipment               $7,509  $2,624
Less - accumulated depreciation   2,342     525
                                 ------  ------
                                 $5,167  $2,099
                                 ======  ======

NOTE  3  -  Common  stock  offerings:

     In April 1998, CALMEC commenced a private placement offering of its common stock. The offering agreement allowed for the sale of up to 400,000 shares of CALMEC's common stock at $2.50 per share (restated for stock dividend; see Note
4), for a maximum value of $1 million. There was no minimum number of securities which were required to be sold in the offering. In February 1999, the Company increased the price of the shares to $5 per share (restated for the
stock  dividend).   On  March  1,  1999,  the  Company  began  providing  stock purchasers with a warrant for each share purchased. The warrant entitles the purchasers to buy an additional share for $5 through February 2002. CALMEC terminated the offering in June 1999.

     On January 31, 2000, CALMEC filed a Form SB-2, Registration Statement Under The Securities Act of 1933, with the Securities and Exchange Commission ("SEC"), which became effective on February 7, 2000, and CALMEC commenced its sale of up to 1,000,000 shares of common stock at $6.00 per share. Subsequent to the effective date of the Registration Statement through February 28, 2001, CALMEC has sold 120,239 shares of its common stock, for an aggregate price of $721,434. The Company terminated the sale of its common stock under the Registration Statement on February 28, 2001.

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

     In 2000, the Company issued 96,058 shares of its common stock under a public offering to investors at a price of $6.00 per share (see Note 3).

NOTE  5  -  Grant:

     During the first quarter of 2000, the Company received a grant from The National Science Foundation in the amount of $100,000, to be paid in three equal installments. The grant was made in support of research to demonstrate the feasibility of the unique Chiropticene(TM) molecular switch. The first installment of $33,333 was received in January 2000, and was recognized as grant income during the quarter ended March 31, 2000. The second installment of $33,333 was received in April 2000, and was recognized as grant income during the quarter ended June 30, 2000. The third and final installment of $33,334 was received in the fourth quarter of 2000. The grant has been recognized in earnings in the period in which the related expenditures were incurred by the Company.

NOTE  6  -  Leases:

     The Company had entered into a cost reimbursable contract with San Jose State University Foundation ("Foundation") for the period from April 1, 2000 through March 31, 2001, which has been extended through March 31, 2002. The contract includes advisory services to be provided by the San Jose State University Department of Chemistry, facilities, supplies and equipment use. The Foundation shall be reimbursed for costs incurred in providing the aforementioned items not to exceed a maximum amount of $90,658 over the period of the contract. The Company also leases office space in Arizona. Rent expense was $100,955 and $36,326 for the years ended December 31, 2000 and 1999, respectively.

NOTE  7  -  Licenses:

     CALMEC has entered into an exclusive license and patent assignment agreement with an officer/director of the Company. The agreement provides the Company with the exclusive rights to use Chiropticene(TM) switches, a class of molecular electronic switches. The agreement also called for the assignment to CALMEC of all of the officer/director's rights to Chiropticene(TM) technology on May 1, 1999. CALMEC paid the officer/director a license fee of $25,000 ($10,500 of the license fee was paid in 1998, and the balance was paid in 1999.) The cost of the license fee has been expensed in the accompanying financial statements as research and development costs.

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

NOTE  8  -  Related  party  transactions:

     CALMEC's three officers have devoted 100% of their time to the business of the Company since their hire in 1997. Planned annual remuneration for the three officers is as follows: $40,000 - Chairman and Treasurer; $110,000 - President and Chief Executive Officer; and $120,000 - Executive Vice President and Secretary. The officers have elected to forego their salaries through December
31, 1999, and certain officers have continued to forego all or a portion of their salaries through December 31, 2000. As required by the Securities and Exchange Commission accounting rules, in the accompanying financial statements the officers' unpaid salaries totaling $126,400 and $270,000 for the years ended December 31, 2000 and 1999, respectively, are reflected as compensation expense and a credit to common stock, as the Company does not intend to repay such forfeited salaries in the future. Effective February 2000, the Executive Vice President and Secretary began to receive a salary for his services. Effective May 2000, the President and Chief Executive Officer("CEO") began to receive a portion of his salary in cash ($1,050 per week) and 250 stock options per week with an exercise price of $6.00 per share ("Rolling Option"). When the Board of Directors determines at some point in the future that the Company is able to pay full cash compensation to the CEO, the CEO has a right to no longer receive 250 stock options per week and require the Company to issue him shares of common stock or pay him $6.00 per share, or a combination of the two, based on the number of unexercised shares under the Rolling Option.

NOTE  9  -  Stock  option  plan:

     On May 1, 1997, the Board of Directors of CALMEC adopted the 1997 Stock Option Plan (the "1997 Plan"). The aggregate number of shares that are available for issuance pursuant to the exercise of options granted under the 1997 Plan may not exceed 1,600,000 shares of common stock. Options granted in 2000 and 1999 have vesting periods ranging from immediate to five years. Incentive stock options are priced at the fair market value of the stock at the date of grant. Nonqualified stock options are priced at eighty-five percent (85%) of the fair market value at the date of grant. Options generally have a life of seven to ten years.

     During 1997, CALMEC adopted Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and, pursuant to the provisions of SFAS No. 123, applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") to the 1997 Plan. Accordingly, no compensation cost has been recognized for the Plan in 2000 and 1999.

     Had CALMEC elected to adopt the fair value approach of SFAS No. 123, the net loss of $622,132 as reported for the year ended December 31, 2000 would compare to a pro forma net loss of $645,588. The net loss of $674,669 as reported for the year ended December 31, 1999 would compare to a pro forma net loss of $737,762. Basic and diluted loss per share of $0.12 for the year ended December 31, 2000 would compare to a net loss per share of $0.13 on a pro forma basis. Basic and diluted loss per share of $0.14 as reported for the year ended December 31, 1999 would compare to a pro forma net loss per share of $0.15.

     The effects of applying SFAS No. 123 in the preceding pro forma disclosure are not indicative of the effect on reported net income for future years.

     The fair value of each option grant is estimated on the date of grant using the minimum value method with the following assumptions used for grants in 2000 and 1999, respectively: risk-free interest rates of 6.4% for both years, and expected lives of 5.8 years for both years. No dividend yield was used as CALMEC has not paid dividends in the past and does not anticipate paying dividends in the future.

                                                         2000                1999
                                                 ------------------  -------------------
                                                           Weighted              Weighted
                                                           Average               Average
                                                           Exercise              Exercise
                                                 Shares     Price      Shares     Price
                                                --------  ----------  --------  ----------
Outstanding at beginning of year                918,020   $  0.4341   886,000   $  0.2156
Granted                                          29,830      6.0000    48,520      5.0000
Canceled                                        (20,000)    (5.5000)  (16,500)    (2.1250)
                                                --------  ----------  --------  ----------
Outstanding at end of year                      927,850   $  0.5039   918,020   $  0.4341
                                                ========  ==========  ========  ==========

Options exercisable at year end                 587,850               418,020

Weighted average grant-date fair value of
options granted during the year whose exercise
price equaled market price on date of grant               $    1.77             $    1.37

     No options were granted during 2000 or 1999 whose exercise price was greater than market price on the date of grant. In 2000, a nonqualified stock option with a fair value of $2.37 per share for 80 shares of common stock was granted with an exercise price less than the market price on the date of grant. No options were granted in 1999 with an exercise price less than the market price.

     The following table summarizes information about stock options outstanding at December 31, 2000:

                Options Outstanding                          Options Exercisable
-------------------------------------------------------      -------------------
                               Weighted
                                Average     Weighted                      Weighted
   Range of                    Remaining    Average                       Average
   Exercise         Number    Contractual  Exercise         Number       Exercise
    Prices       Outstanding      Life      Price         Exercisable      Price
---------------  -----------  -----------  ---------     -----------    ---------
 $5.00 - $6.00       58,350    7.6 years  $  5.4878           38,350    $  5.0000
      $ .0025       400,000    3.3 years  $   .0025          240,000    $   .0025
      $ .0050       400,000    3.7 years  $   .0050          240,000    $   .0050
      $2.1250        55,500    7.5 years  $  2.1250           55,500    $  2.1250
      $2.5000        14,000    4.3 years  $  2.5000           14,000    $  2.5000
---------------  -----------  -----------  ---------     -----------    ---------
$ .0025 - $6.00     927,850    4.0 years  $   .5039          587,850    $   .5895
===============  ===========  ===========  =========     ===========    =========

NOTE  10  -  Commitments:

     In  accordance  with the Company's license agreement with a university (see
Note 7), beginning January 1, 2002 and on January 1 of every year thereafter as long as the license is in effect, the Company shall pay the university a maintenance fee equal to either, at the university's option, 2,000 shares of the Company's common stock or a cash payment equal to the fair value of the 2,000 shares on the due date, not to be less than $10,000.

NOTE  11  -  Income  taxes:

     The Company's operating loss for financial reporting purposes has been reported as deferred start-up costs for federal and state income tax purposes. Deferred tax assets are comprised of the following:

                                            Year ended December 31,
                                            -----------------------
                                                2000        1999
                                             ----------  ----------
Deferred start-up costs                      $ 332,962   $ 167,581

Valuation allowance for deferred tax assets   (332,962)   (167,581)
                                             ----------  ----------

Net deferred tax asset                       $       -   $       -
                                             ==========  ==========

     A valuation allowance is provided for deferred tax assets as future deductibility is uncertain. At December 31, 2000 and 1999, all of the deferred tax assets were noncurrent. The change in valuation allowance of $165,381 is comprised of an increase due to net operating losses.

     A reconciliation of income tax computed at the federal statutory tax rate to the provision for income taxes is as follows:

                                                              Year ended December 31,
                                                     --------------------------------------
                                                              2000               1999
                                                     ------------------  ------------------
                                                        Amount      %       Amount     %
                                                     ----------  ------  ----------  ------
Income taxes at federal statutory rate               $(207,885)  (34.0)  $(229,370)  (34.0)
Increase (decrease) in income taxes resulting from:
  State and local income taxes, net of federal tax
    benefit                                            (30,571)   (5.0)    (33,731)   (5.0)
  Permanent differences                                 42,976     7.0      91,800    13.6
  State minimum taxes                                      850     0.0          50     0.0
  Net operating loss                                   195,480    32.0     171,301    25.4
                                                     ----------  ------  ----------  ------
                                                     $     850     0.0   $      50     0.0
                                                     ==========  ======  ==========  ======

NOTE  12  -  Recent  accounting  pronouncements:

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended by Statements 137 and 138 in June 1999 and June 2000, respectively. These statements, which were required to be adopted for fiscal years beginning after June 15, 2000, require the Company to recognize all derivatives on the balance sheet at fair value. Among other disclosures, SFAS 133 requires that all derivatives be recognized and measured at fair value regardless of the purpose or intent of holding the derivative.

     SFAS 133 is effective for periods with fiscal years beginning after June 15, 2000. To date, the Company has not traded in derivatives or engaged in hedging activities.

NOTE  13  -  Subsequent  event:

     On January 26, 2001, as an inducement to warrant holders (see Note 3) to exercise their warrants, the Company reduced the exercise price of warrants exercised before March 1, 2001 to $3.50 per share from $5.00 per share. Those warrant holders who exercise their warrants after March 1, 2001 and before April 30, 2001 will be able to exercise at $4.00 per share. For those warrant holders who exercise their warrants after April 30, 2001, the warrant exercise price will be at the initial $5.00 per share.

     For those warrant holders who exercise all of their warrants rather than just a portion of them prior to either March 1, 2001 or April 30, 2001, the Company will issue the warrant holders the same number of warrants at an exercise price of $3.25 per share, such warrants expiring on November 30, 2001.

     For those warrant holders who obtain the aforementioned warrants which expire on November 30, 2001, and exercise all of them before expiration, the Company will issue the warrant holders another warrant in the same number of shares as the original warrant, with an exercise price of $3.00 per share and expiring on May 31, 2002.

     The Company terminated the sale of common stock related to its February 7, 2000 Registration Statement at the end of February 2001 (see Note 3). During January through March 2001, the Company issued 46,352 shares of its common stock (including 15,120 shares issued related to exercise of warrants at $3.50 per share) for total proceeds of $240,312. The Company intends to fund new and additional activities with a combination of industrial and venture capital support, as well as a private placement offering. The proposed private placement would attempt to sell 200,000 units at $6.00 per unit. A unit would be comprised of one share of Series A Preferred Stock, one warrant for one common share exercisable through October 31, 2001 at $2.50 per share, and one warrant to purchase an additional common share at $3.50 per share, through April 30, 2002.