Form 10-Q
period 2001-03-31
CALIFORNIA MOLECULAR ELECTRONICS CORP
filed 2001-05-11
CIK 1069378

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark  One)
[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  March  31,  2001
                                    ----------------

[ ]TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  EXCHANGE  ACT

For  the  transition  period  from  __________  to  _________

Commission  file  number 333-82493
                         ----------

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

                     50 Airport Parkway, San Jose, CA 95110
                     --------------------------------------
                    (Address of principal executive offices)

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

Yes[X]     No[ ]

The number of shares outstanding of the issuer's common stock on May 4, 2001 was 5,132,000.

Transitional  Small  Business  Disclosure  Format:  Yes  [ ]      No[X]

                     CALIFORNIA MOLECULAR ELECTRONICS CORP.

                                      INDEX

PART  I.  FINANCIAL  INFORMATION


ITEM 1.  FINANCIAL STATEMENTS                                        Page
                                                                     ----

Balance Sheets as of March 31, 2001 and December 31, 2000.             2

Statements of Operations for the three months ended March 31, 2001
and 2000.                                                              3

Statements of Cash Flows for the three months ended March 31, 2001
and 2000.                                                              4

Notes to Financial Statements.                                         5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.                         7

PART II.  OTHER INFORMATION                                           10

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             10

SIGNATURES                                                            11

PART  I.  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                        CALIFORNIA MOLECULAR ELECTRONICS CORP.
                        --------------------------------------

                                    BALANCE SHEET
                                    -------------

                                                          March 31,     December 31,
                                                             2001           2000
                                                         ------------  --------------
                                                         (unaudited)
                                     ASSETS
                                     ------
Current assets:
    Cash                                                 $   242,099   $     120,606
    Employee advance                                          10,000          10,000
    Prepaid expenses                                               -           8,247
                                                         ------------  --------------
      Total current assets                                   252,099         138,853

Equipment, net                                                 4,713           5,167
Other                                                          1,000           1,406
                                                         ------------  --------------
                                                         $   257,812   $     145,426
                                                         ============  ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Accounts payable and accrued liabilities               $    19,026   $      23,175
  Other payable                                                5,000           5,000
                                                         ------------  --------------
    Total current liabilities                                 24,026          28,175
                                                         ------------  --------------

Stockholders' equity:
  Common stock, no par value:
    Authorized 20 million shares; 5,136,475 and
    5,090,123 issued and outstanding (including
    4,800 treasury shares) at March 31, 2001
    and December 31, 2000, respectively                    2,198,993       1,937,413

  Less: Treasury stock at cost; 4,800 shares at March 31,
    2001 and December 31, 2000, respectively                 (28,800)        (28,800)
  Accumulated deficit                                     (1,936,407)     (1,791,362)
                                                         ------------  --------------
                                                             233,786         117,251
                                                         ------------  --------------
                                                         $   257,812   $     145,426
                                                         ============  ==============


                 See accompanying notes to financial statements

                     CALIFORNIA MOLECULAR ELECTRONICS CORP.
                     --------------------------------------

                             STATEMENT OF OPERATIONS
                             -----------------------

                                   (UNAUDITED)
                                    ---------

                                                     Three months ended March 31
                                                     ---------------------------
                                                          2001         2000
                                                       -----------  -----------
Revenue:
   Grant income                                        $        -   $   33,333
   Interest income                                            796        1,896
                                                       -----------  -----------
                                                              796       35,229
                                                       -----------  -----------

Expenses:
   Research and development expenses                       70,405       59,671

   Officers compensation donated to the Company (Note 5)   23,850       47,500

   Selling, general and administrative expenses            51,536       46,924
                                                       -----------  -----------

      Total expenses                                      145,791      154,095
                                                       -----------  -----------

Loss before state income taxes                           (144,995)    (118,866)

Provision for state income taxes                               50           50
                                                       -----------  -----------

Net loss                                               $ (145,045)  $ (118,916)
                                                       ===========  ===========



Basic and diluted loss per common share                $    (0.03)  $    (0.02)
                                                       ===========  ===========

Weighted average number of common shares outstanding    5,102,194    5,000,196
                                                       ===========  ===========


                 See accompanying notes to financial statements

                     CALIFORNIA MOLECULAR ELECTRONICS CORP.
                     --------------------------------------

                             STATEMENT OF CASH FLOWS
                             -----------------------

                                   (UNAUDITED)
                                   -----------

                                                       Three months ended March 31,
                                                       ----------------------------
                                                             2001        2000
                                                          ----------  ----------
Operations:
  Net loss                                                $(145,045)  $(118,916)
  Items not requiring current use of cash:
   Officers compensation, donated to the Company (Note 5)    23,850      47,500
   Depreciation and amortization                                860         131
   Changes in other operating items:
    Employee advances                                             -      (9,605)
    Prepaid expenses                                          8,247       6,493
    Accounts payable and accrued liabilities                 (4,149)      1,329
                                                          ----------  ----------
    Cash used for operating activities                     (116,237)    (73,068)
                                                          ----------  ----------

Financing:
  Issuance of common stock, net of stock issuance expense   184,810     306,418
  Issuance of common stock warrants                          52,920           -
                                                          ----------  ----------
      Cash provided by financing activities                 237,730     306,418
                                                          ----------  ----------

Increase in cash                                            121,493     233,350

Cash at beginning of period                                 120,606      91,993
                                                          ----------  ----------
Cash at end of period                                     $ 242,099   $ 325,343
                                                          ==========  ==========

Supplemental cash flow disclosures:
  Taxes paid                                              $      50   $       -
                                                          ==========  ==========
  Interest paid                                           $      79   $       -
                                                          ==========  ==========


                 See accompanying notes to financial statements

                     CALIFORNIA MOLECULAR ELECTRONICS CORP.
                     --------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


NOTE  1  -  Basis  of  presentation:

     The financial statements included herein for California Molecular Electronics Corp. ("CALMEC" or the "Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, the interim financial data presented includes all adjustments (which include only normal recurring adjustments) necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

     The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the operating results expected for the entire fiscal year. The financial statements included herein should be read in conjunction with other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Form 10-KSB for the fiscal year ended December 31, 2000.

NOTE  2  -  Use  of  estimates  and  reclassifications:

     The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Certain reclassifications have been made to the prior year financial statements to conform with the current year financial statement presentation. Such reclassifications had no effect on net income as previously reported.

NOTE  3  -  Loss  per  share:

     Basic and dilutive loss per common share is calculated by dividing the net loss for the period by the average number of common shares outstanding. For the three months ended March 31, 2001 and 2000, dilutive loss per share excludes the effect of unexercised options and warrants because the effect would have been antidilutive.

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

NOTE  5  -  Related  party  transactions:

     CALMEC's three officers have devoted 100% of their time to the business of the Company since their hire in 1997. Planned annual remuneration for the three officers is as follows: $40,000 - Chairman and Treasurer; $110,000 - President and Chief Executive Officer; and $120,000 - Executive Vice President and Secretary. The officers had elected to forego their salaries through December
31, 1999, and certain officers have continued to forego all or a portion of their salaries through March 31, 2001. As required by the Securities and Exchange Commission accounting rules, in the accompanying financial statements the officers' unpaid salaries totaling $23,850 and $47,500 for the quarters ended March 31, 2001 and 2000, respectively, are reflected as compensation expense and a credit to common stock, as the Company does not intend to repay such forfeited salaries in the future. Effective February 2000, the Executive
Vice President and Secretary began to receive a salary for his services. Effective May 2000, the President and Chief Executive Officer ("CEO") began to receive a portion of his salary in cash ($1,050 per week) and 250 stock options per week with an exercise price of $6.00 per share ("Rolling Option"). When the Board of Directors determines at some point in the future that the Company is able to pay full cash compensation to the CEO, the CEO has a right to no longer receive 250 stock options per week and require the Company to issue him shares of common stock or pay him $6.00 per share, or a combination of the two, based on the number of unexercised shares under the Rolling Option.

NOTE  6 -  Grant:

     During the first quarter of 2000, the Company received a grant from The National Science Foundation in the amount of $100,000, to be paid in three equal installments. The grant was made in support of research to demonstrate the feasibility of the unique Chiropticene molecular switch. The first installment of $33,333 was received in January 2000, and was recognized as grant income during the quarter ended March 31, 2000. The second installment of $33,333 was received in April 2000, and was recognized as grant income during the quarter ended June 30, 2000. The third and final installment of $33,334 was received in the fourth quarter of 2000. The grant has been recognized in earnings in the period in which the related expenditures were incurred by the Company.

NOTE  7 -  Stockholders'  equity:

     During the first quarter of 2001, the Company has issued 46,352 shares of common stock for net proceeds after stock issuance expenses of $237,730. The Company sold 31,232 shares under the public offering at $6.00 per share and issued 15,120 shares as a result of the exercise of warrants at $3.50 per share.

CALIFORNIA  MOLECULAR  ELECTRONICS  CORP.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:


FORWARD-LOOKING  STATEMENTS

From time to time, statements made by California Molecular Electronics Corp.'s ("CALMEC" or the "Company") employees or information included in CALMEC's filings with the Securities and Exchange Commission (including this Form 10-QSB) may contain statements that are not historical facts, so called "forward-looking statements," which are subject to risks and uncertainties that could cause actual results to differ materially. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-QSB, the terms "anticipates," "expects," "estimates,""believes," and other similar terms as they relate to CALMEC or its management are intended to identify such forward-looking statements. For example, statements made herein relating to acquiring intellectual property, marketing intellectual property to potential customers, maintaining commercial acceptance of our products, and anticipated growth of out target markets are forward-looking statements. Because these forward-looking statements involve risk and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of reasons, including those discussed in the section entitled "Risk Factors" of CALMEC's Form SB-2 filed with the Securities and Exchange Commission on January 31, 2000. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. CALMEC undertakes no obligation to update or revise these statements.

OVERVIEW

CALMEC was formed to engage primarily in the business of producing and selling products and services related to the new technological field of molecular electronics. Molecular electronics is the technology of using single molecules to form components of electronic devices.

The Company continues to be in the initial phase of its existence, and through December 31, 1999, CALMEC's three officers had elected to forego their salaries. Commencing February 2000, the Executive Vice President and Secretary began receiving remuneration for his services and the President and Chief Executive Officer began to receive a portion of his salary commencing May 2000. The Company will transition from the initial phase to the operational phase when the Board of Directors has determined sufficient capital has been accumulated to do so. At that time, all employees and executive officers will receive salaries, additional space will be leased, capital equipment will be purchased, and other operating expenses will be incurred. Prior to that time, activities will be restricted to low cost activities that will keep the Company within its cash resources.

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

Operations
----------

     The Company was in the development stage during 1999, and had no revenues from operations. During the first quarter of 2000, the Company received a grant from The National Science Foundation in the amount of $100,000, which was paid in three equal installments. The grant supported research to demonstrate the feasibility of the unique Chiropticene molecular switch. The first installment of $33,333 was received in January 2000, and was recognized as grant income during the quarter ended March 31, 2000. The second installment of $33,333 was received in April 2000, and was recognized as grant income during the quarter ended June 30, 2000. The third and final installment of $33,334 was recognized during the fourth quarter of 2000. The grant has been recognized in earnings in the period in which the related expenditures were incurred by the Company. No income other than interest income was recorded in the first quarter of 2001.

     Research and development ("R&D") costs were $70,405 and $59,671 for the quarters ended March 31, 2001 and 2000, respectively, an increase of $10,734 or 18%. The increase was primarily related to an increase in R&D related salary and wage expense.

     Officers' compensation donated to the Company was $23,850 and $47,500 for the quarters ended March 31, 2001 and 2000, respectively, a decrease of $23,650 or 50%, primarily related to the fact that certain of the officers began receiving payment for all or a portion of their salary during the course of 2000.

     In 1999, the Company was still considered to be in the development stage, and costs other than R&D and Officers' compensation donated to the Company were considered preoperating expenses. In the year 2000, as the Company earned revenue, it is no longer considered in the development stage, and costs other than R&D and Officers' compensation donated to the Company are recorded as selling, general and administrative costs. Selling, general and administrative costs consist primarily of rent, travel and other administrative expenses, and were $51,536 and $46,924 for the quarters ended March 31, 2001 and 2000, respectively, an increase of $4,612 or 10%, primarily related to increases in rent and travel expenses.

Liquidity  and  Capital  Resources
----------------------------------

     The full extent of CALMEC's future capital requirements and the adequacy of its available funds will depend on many factors, not all of which can be accurately predicted. Although no assurance can be given, the Company believes it can continue to operate in its present status for at least the next twelve months. After terminating its sale of common stock effective February 28, 2001 under its public offering which became effective on February 7, 2000, the Company has undertaken additional and new activities to develop certain products using the Company's technology. The Company is aggressively pursuing industrial and venture capital funds, as well as a private placement offering, in order to develop this technology. The private placement, which commenced on March 25, 2001, will attempt to sell 200,000 units at $6.00 per unit. A unit would be comprised of one share of Series A Preferred Stock, one warrant for one common share exercisable through October 31, 2001 at $2.50 per share, and one warrant to purchase an additional common share at $3.50 per share, through April 30, 2002.

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

Hiring  of  employees
---------------------

     CALMEC will transition from its initial phase to its operational phase when its accumulated cash balances permit it to do so according to the business judgment of management. At that time, employees currently working without pay or for partial pay will begin receiving full compensation. Regardless of when that time occurs, the Company has already hired and is supporting the lab work of a chemist, and is paying one of the executive officers full compensation, and another executive officer a portion of his compensation.

CALIFORNIA  MOLECULAR  ELECTRONICS  CORP.

PART  II.  OTHER  INFORMATION

Item  6.  Exhibits  and  Reports  on  Form  8-K

(a)  Exhibits

None.

(b)  Reports  on  Form  8-K.

None.

CALIFORNIA  MOLECULAR  ELECTRONICS  CORP.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May  11,  2001
---------------------

California  Molecular  Electronics  Corp.
-----------------------------------------
(Registrant)

/s/  James  Marek,  Jr.
-----------------------
James  Marek,  Jr.
President  and  Chief  Executive  Officer