Form 10QSB
period 2001-06-30
CALIFORNIA MOLECULAR ELECTRONICS CORP
filed 2001-08-14
CIK 1069378

UNITED  STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM  10-QSB

(Mark  One)
[X]QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934

For  the  quarterly  period  ended  June  30,  2001
                                    ---------------

[_]TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  EXCHANGE  ACT

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

Yes[X]     No[_]

The number of shares outstanding of the issuer's common stock on July 24, 2001 was 5,139,250.

CALIFORNIA  MOLECULAR  ELECTRONICS  CORP.

INDEX

PART  I.  FINANCIAL  INFORMATION

                                                                            Page
                                                                            ----
     ITEM 1.  FINANCIAL  STATEMENTS

     Balance Sheets as of December 31, 2000 and June 30, 2001                  2

     Statements of Operations for the three and six months ended June
     30, 2001 and 2000                                                         3

     Statement of Stockholders' Equity for the three and six months ended
     June 30, 2001                                                             4

     Statements of Cash Flows for the six months ended June 30, 2001 and
     2000                                                                      5

     Notes to Financial Statements                                             6


     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS.                            9


PART II.  OTHER INFORMATION                                                   12

     SIGNATURES                                                               13

PART  I.  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                       CALIFORNIA MOLECULAR ELECTRONICS CORP.
                       --------------------------------------

                                    BALANCE SHEET

                                                          June 30,     December 31,
                                                            2001           2000
                                                        ------------  -------------
                                                         (unaudited)
                                     ASSETS
                                     ------

Current assets:
  Cash                                                  $   224,319   $     120,606
  Employee advance                                           10,000          10,000
  Prepaid expenses                                                -           8,247
                                                        ------------  --------------
     Total current assets                                   234,319         138,853

Equipment, net                                                4,464           5,167
Other                                                         1,000           1,406
                                                        ------------  --------------
                                                        $   239,783   $     145,426
                                                        ============  ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Accounts payable and accrued liabilities              $    15,228   $      23,175
  Other payable                                               5,000           5,000
                                                        ------------  --------------
     Total current liabilities                               20,228          28,175
                                                        ------------  --------------

Stockholders' equity:
  Common stock, no par value:
     Authorized 20 million shares; 5,144,050 and
     5,090,123 issued and outstanding (including
     4,800 treasury shares) at June 30, 2001
     and December 31, 2000, respectively                  2,253,528       1,937,413
  Paid-in capital                                               570
  Preferred stock, no par value:
     Authorized 10 million shares; 18,250 and               107,658               -
     none issued and outstanding at June 30, 2001
     and December 31, 2000, respectively
                                                                                  -
  Less: Treasury stock at cost; 4,800 shares at June 30,
     2001 and December 31, 2000, respectively               (28,800)        (28,800)
  Accumulated deficit                                    (2,113,401)     (1,791,362)
                                                        ------------  --------------
                                                            219,555         117,251
                                                        ------------  --------------
                                                        $   239,783   $     145,426
                                                        ============  ==============


                See accompanying notes to financial statements.

                                  CALIFORNIA MOLECULAR ELECTRONICS CORP.
                                  --------------------------------------

                                         STATEMENT OF OPERATIONS
                                         -----------------------

                                               (UNAUDITED)

                                                     Six months ended June 30  Three months ended June 30
                                                     ------------------------  --------------------------
                                                         2001         2000          2001         2000
                                                     -----------  -----------  -----------  ------------
Revenue:
  Grant income                                         $        -   $   66,666   $       -    $   33,333
  Interest income                                           2,157        5,256        1,362        3,360
                                                       -----------  -----------  -----------  -----------
                                                            2,157       71,922        1,362       36,693
                                                       -----------  -----------  -----------  -----------

Expenses:
  Research and development expenses                       141,032      155,145       70,625       95,474

  Officers' compensation donated to the Company (Note 5)   47,700       78,700       23,850       31,200

  Selling, general and administrative expenses            135,413      158,275       83,881      111,351
                                                       -----------  -----------  -----------  -----------

      Total expenses                                      324,145      392,120      178,356      238,025
                                                       -----------  -----------  -----------  -----------

Loss before state income taxes                           (321,988)    (320,198)    (176,994)    (201,332)

Provision for state income taxes                               50           50            -            -
                                                       -----------  -----------  -----------  -----------

Net loss                                               $ (322,038)  $ (320,248)  $ (176,994)  $ (201,332)
                                                       ===========  ===========  ===========  ===========


Basic and diluted loss per common share                $    (0.06)  $    (0.06)  $    (0.03)  $    (0.04)
                                                       ===========  ===========  ===========  ===========
Weighted average number of common shares outstanding    5,120,239    5,004,602    5,138,085    5,064,789
                                                       ===========  ===========  ===========  ===========


                See accompanying notes to financial statements.

                                             CALIFORNIA MOLECULAR ELECTRONICS CORP.
                                             --------------------------------------

                                               STATEMENT OF STOCKHOLDERS' EQUITY
                                               ---------------------------------

                                                         Common stock              Preferred stock
                                               ---------------------------------  ------------------
                                                                       Paid -in                        Treasury    Accumulated
                                                Shares      Amount      Capital   Shares    Amount      Stock        Deficit
                                               ---------  -----------  ---------  -------  ---------  ----------  -------------
Balance at December 31, 2000                   5,085,323  $1,937,413   $       -        -  $      -   $ (28,800)  $ (1,791,362)

     Stock issued in public offering              31,232     187,392           -        -         -           -              -

     Exercise of warrants                         15,120      52,920           -        -         -           -              -

     Stock issuance costs                              -      (2,582)          -        -         -           -              -

     Officers' compensation donated to the             -      23,850           -        -         -           -              -
          Company (Note 5)

     Net loss                                          -           -           -        -         -           -       (145,045)
                                               ---------  -----------  ---------  -------  ---------  ----------  -------------

Balance at March 31, 2001                      5,131,675   2,198,993           -        -         -     (28,800)    (1,936,407)

    Series A Preferred stock issued in                             -               18,250   109,500           -              -
          private placement offering

    Exercise of warrants                           7,000      28,000           -        -         -           -              -

    Stock issued in exchange for services            575       3,450           -        -         -           -

    Grant of option in exchange for services           -           -         570        -         -           -              -

    Stock issuance costs                               -        (765)          -        -    (1,842)          -              -

    Officers' compensation donated to the              -      23,850           -        -         -           -              -
          Company (Note 5)

    Net loss                                           -           -           -        -         -           -       (176,994)
                                               ---------  -----------  ---------  -------  ---------  ----------  -------------

Balance at June 30, 2001                       5,139,250  $2,253,528   $     570   18,250  $107,658   $ (28,800)  $ (2,113,401)
                                               =========  ===========  =========  =======  =========  ==========  =============

                                                 Total
                                               ----------
Balance at December 31, 2000                   $ 117,251

     Stock issued in public offering             187,392

     Exercise of warrants                         52,920

     Stock issuance costs                         (2,582)

     Officers' compensation donated to the        23,850
          Company (Note 5)

     Net loss                                   (145,045)
                                               ----------

Balance at March 31, 2001                        233,786

    Series A Preferred stock issued in           109,500
          private placement offering

    Exercise of warrants                          28,000

    Stock issued in exchange for services          3,450

    Grant of option in exchange for services         570

    Stock issuance costs                          (2,607)

    Officers' compensation donated to the         23,850
          Company (Note 5)

     Net loss                                   (176,994)
                                               ----------

Balance at June 30, 2001                       $ 219,555
                                               ==========


                See accompanying notes to financial statements.

                            CALIFORNIA MOLECULAR ELECTRONICS CORP.
                            --------------------------------------

                                    STATEMENT OF CASH FLOWS
                                    -----------------------

                                          (UNAUDITED)
                                          -----------

                                                                       Six months ended June 30,
                                                                      --------------------------
                                                                           2001        2000
                                                                        ----------  ----------
Operations:
  Net loss                                                              $(322,038)  $(320,248)
  Items not requiring current use of cash:
  Officers' compensation, donated to the Company (Note 5)                  47,700      78,700
  Depreciation and amortization                                             1,109         263
  Legal fees in exchange for stock                                          3,450      18,258
  Other fees in exchange for option                                           570           -
  Changes in other operating items:
     Shareholder advances                                                       -     (10,000)
     Prepaid expenses                                                       8,247        (954)
     Accounts payable and accrued liabilities                              (7,948)      3,512
                                                                        ----------  ----------
     Cash used for operating activities                                  (268,910)   (230,469)
                                                                        ----------  ----------

Investments:
  Furniture and fixtures                                                        -      (4,458)
                                                                        ----------  ----------
     Cash used by financing activities                                          -      (4,458)
                                                                        ----------  ----------

Financing:
Issuance of common and preferred stock, net of stock issuance expense     291,703     467,126
Exercise of common stock warrants                                          80,920           -
                                                                        ----------  ----------
     Cash provided by financing activities                                372,623     467,126
                                                                        ----------  ----------

Increase in cash                                                          103,713     232,199

Cash at beginning of period                                               120,606      91,993
                                                                        ----------  ----------
Cash at end of period                                                   $ 224,319   $ 324,192
                                                                        ==========  ==========

Supplemental cash flow disclosures:
  Taxes paid                                                            $      50   $       -
                                                                        ==========  ==========
  Interest paid                                                         $     190   $       -
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

     The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the operating results expected for the entire fiscal year. The financial statements included herein should be read in conjunction with other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Form 10-KSB for the fiscal year ended December 31, 2000.

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

NOTE  3  -  Loss  per  share:

     Basic and dilutive loss per common share is calculated by dividing the net loss for the period by the average number of common shares outstanding. For the six months ended June 30, 2001 and 2000, dilutive loss per share excludes the effect of convertible preferred stock and options, because the effect would have been antidilutive.

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

NOTE  5  -  Related  party  transactions:

     CALMEC's three officers have devoted 100% of their time to the business of the Company since their hire in 1997. Planned annual remuneration for the three officers is as follows: $40,000 - Chairman and Treasurer; $110,000 - President and Chief Executive Officer; and $120,000 - Executive Vice President and Secretary. The officers had elected to forego their salaries through December
31, 1999, and certain officers have continued to forego all or a portion of their salaries through June 30, 2001. As required by the Securities and Exchange Commission accounting rules, in the accompanying financial statements the officers' unpaid salaries totaling $23,850 and $31,200 for the quarters ended June 30, 2001 and 2000, respectively, are reflected as compensation expense and a credit to common stock, as the Company does not intend to repay such forfeited salaries in the future. Effective February 2000, the Executive Vice President and Secretary began to receive a salary for his services. Effective May 2000, the President and Chief Executive Officer ("CEO") began to receive a portion of his salary in cash ($1,050 per week) and 250 stock options per week with an exercise price of $6.00 per share ("Rolling Option"). When the Board of Directors determines at some point in the future that the Company is able to pay full cash compensation to the CEO, the CEO has a right to no longer receive 250 stock options per week and require the Company to issue him shares of common stock or pay him $6.00 per share, or a combination of the two, based on the number of unexercised shares under the Rolling Option.

NOTE  6-  Grant:

     During the first quarter of 2000, the Company received a grant from The National Science Foundation in the amount of $100,000, to be paid in three equal installments. The grant was made in support of research to demonstrate the feasibility of the unique Chiropticene (TM) molecular switch. The first installment of $33,333 was received in January 2000, and was recognized as grant income during the quarter ended March 31, 2000. The second installment of $33,333 was received in April 2000, and was recognized as grant income during the quarter ended June 30, 2000. The third and final installment of $33,334 was received in the fourth quarter of 2000. The grant has been recognized in earnings in the period in which the related expenditures were incurred by the Company.

NOTE  7  -  Stockholders'  Equity

     Commencing January 26, 2001, as an inducement for warrant holders to exercise their warrants, existing warrant holders were able to exercise their warrants at a price of $3.50 a share before March 1, 2001 and at a price of $4.00 a share after March 1, 2001, but before April 30, 2001. After April 30, 2001, the exercise price of the warrants returned to $5.00 a share. If a warrant holder exercised all of their warrants prior to April 30, 2001, the Company issued the warrant holder new warrants in the same number of shares as the original warrant at an exercise price of $3.25 a share and expiring on November 30, 2001. Warrant holders who obtained these warrants expiring on November 30, 2001 and exercise them will be issued another and final warrant in the same number of shares as the original warrant with an exercise price of $3.00 a share and expiring on May 31, 2002.

     On March 25, 2001, the Company commenced a private placement which will attempt to sell 200,000 units at $6.00 per unit. A unit would be comprised of one share of Series A Preferred Stock, one warrant for one common share exercisable through October 31, 2001 at $2.50 per share, and one warrant to purchase an additional common share at $3.50 per share, through April 30, 2002. During the quarter ended June 30, 2001, the Company sold 18,250 units for $109,500.

     The Series A Preferred Stock has a conversion price of $6.00 per share and is convertible at the option of the holder into one share of common stock. The conversion price of the Series A Preferred Stock is subject to adjustment from time to time upon certain events, such as common stock dividends. The Series A Preferred Stock outstanding will automatically be converted into common stock at the then effective conversion price (a) immediately upon the closing of an underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, covering the offer and sale of capital stock of the Company in which the proceeds received by the Company, net of underwriting discounts and commissions, equal or exceed $15 million, or (b) immediately upon the vote of a majority of the shares of the Series A Preferred Stock outstanding on the date of such vote. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, holders of the Series A Preferred Stock then outstanding are entitled to be paid, out of the assets of the Company available for distribution to its stockholders, before any payments are to be made to holders of the Company's common stock.

      On May 1, 2001 the Company granted to a non-employee an option, under the CALMEC's 1997 Stock Option Plan, to purchase 634 shares of the Company's common stock at an exercise price of $5.10 per share, which represents 85% of the fair market value of a share of common stock at the date of grant as determined by the Company's Board of Directors. The fair value of the option at date of grant totaled $570, which is reflected in selling, general and administrative expense and additional paid-in capital on the accompanying financial statements.

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

In the second quarter of 1999, the Company started paying salaries to two chemists to perform research. Also in the second quarter of 1999, CALMEC began leasing lab space from San Jose State University for the purpose of housing these chemists and developing Chiropticene (TM) demonstration chemistry. The lease ran through March 31, 2000, and the Company has renegotiated with San Jose State University to extend the lease until March 31, 2001, and then again until March 31, 2002.

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

Operations
----------

     The Company was in the development stage during 1999, and had no revenues from operations. During the first quarter of 2000, the Company received a grant from The National Science Foundation in the amount of $100,000, which was paid in three equal installments. The grant supported research to demonstrate the feasibility of the unique Chiropticene (TM) molecular switch. The first installment of $33,333 was received in January 2000, and was recognized as grant income during the quarter ended March 31, 2000. The second installment of $33,333 was received in April 2000, and was recognized as grant income during the quarter ended June 30, 2000. The third and final installment of $33,334 was recognized during the fourth quarter of 2000. The grant has been recognized in earnings in the period in which the related expenditures were incurred by the Company. No income other than interest income was recorded in the first and second quarters of 2001.

     Research and development ("R&D") costs were $141,032 for the six months ended June 30, 2001 as compared to $155,145 for the six months ended June 30, 2000, a decrease of $14,113 or 9%. R&D costs were $70,625 for the three months ended June 30, 2001, as compared to $95,474 for the same period in the prior year, a decrease of $24,849 or 26%. The decrease was primarily related to a decrease in R&D related salary and wage expense.

     Officers' compensation donated to the Company was $47,700 and $78,700 for the six months ended June 30, 2001 and 2000, respectively, a decrease of $31,000 or 39%. Officers' compensation donated to the Company was $23,850 for the three months ended June 30, 2001, as compared to $47,500 for the same period in the prior year, a decrease of $23,650 or 50%, entirely related to the fact that certain of the officers began receiving payment for all or a portion of their salary during the course of 2000.

     In 1999, the Company was still considered to be in the development stage, and costs other than R&D and Officers' compensation donated to the Company were considered to be preoperating expenses. During the year 2000 the Company earned revenue, and therefore is no longer considered to be in the development stage, and costs other than R&D and Officers' compensation donated to the Company are recorded as selling, general and administrative costs. Selling, general and administrative costs consist primarily of rent, travel and other administrative expenses, and were $131,963 and $158,275 for the six months ended June 30, 2001 and 2000, respectively, a decrease of $26,312 or 17%. Selling, general and administrative costs were $80,431 and $111,351 for the three months ended June 30, 2001 and 2000, respectively, a decrease of $30,920 or 28%. The decrease was primarily related to decreases in advertising expense and professional fees.

Liquidity  and  Capital  Resources
----------------------------------

     The full extent of CALMEC's future capital requirements and the adequacy of its available funds will depend on many factors, not all of which can be accurately predicted. Although no assurance can be given, the Company believes it can continue to operate in its present status for at least the next twelve months. After terminating its sale of common stock effective February 28, 2001 under its public offering which became effective on February 7, 2000, the Company has undertaken additional and new activities to develop certain products using the Company's technology. The Company is aggressively pursuing industrial and venture capital funds, as well as a private placement offering, in order to develop this technology. The private placement, which commenced on March 25, 2001, will attempt to sell 200,000 units at $6.00 per unit. A unit would be comprised of one share of Series A Preferred Stock, one warrant for one common share exercisable through October 31, 2001 at $2.50 per share, and one warrant to purchase an additional common share at $3.50 per share, through April 30, 2002. As of June 30, 2001, the Company has sold 18,250 units for $109,500.

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

CALIFORNIA  MOLECULAR  ELECTRONICS  CORP.

PART  II.  OTHER  INFORMATION

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

     On March 25, 2001, the Company held a Special Meeting of Shareholders to vote on a proposed amendment to the Articles of Incorporation that would allow the Company to issue preferred shares of stock. Present at the Special Meeting were 4,395,257 of the 5,131,675 outstanding shares of common stock. All 4,395,257 shares present voted in favor of the proposed amendment.

Item  6.  Exhibits  and  Reports  on  Form  8-K

(a)  Exhibits

None.

(b)  Reports  on  Form  8-K.

None.

CALIFORNIA  MOLECULAR  ELECTRONICS  CORP.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August  14,  2001
------------------------

California  Molecular  Electronics  Corp.
-----------------------------------------
(Registrant)


James  Marek,  Jr.
President  and  Chief  Executive  Officer