Form 10QSB
period 2001-09-30
CALIFORNIA MOLECULAR ELECTRONICS CORP
filed 2001-11-14
CIK 1069378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549


FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2001
                               ------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to _________


Commission file number 333-82493
                       ---------

California Molecular Electronics Corp.
--------------------------------------
(Exact name of small business is here as specified in its charter)


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

Yes [X]    No [ ]

The number of shares outstanding of the issuer's common stock on October 26, 2001 was 5,151,586.

CALIFORNIA  MOLECULAR  ELECTRONICS  CORP.

INDEX

PART  I.  FINANCIAL  INFORMATION

                                                                            Page
                                                                            ----
   ITEM 1.  FINANCIAL STATEMENTS

   Balance Sheets as of December 31, 2000 and September 30, 2001              2

   Statements of Operations for the three and nine months ended
   September 30, 2001 and 2000.                                               3

   Statement of Stockholders' Equity for the three and nine months ended September 30, 2001
                                                                              4

   Statements of Cash Flows for the nine months ended September 30,
   2001 and 2000.                                                             5

   Notes to Financial Statements.                                             6

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS.                             9


PART  II.  OTHER  INFORMATION                                                12

   SIGNATURES                                                                13

PART  I.  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS


                             CALIFORNIA MOLECULAR ELECTRONICS CORP.
                             --------------------------------------

                                         BALANCE SHEET
                                         -------------


                                                                 September 30,    December 31,
                                                                     2001             2000
                                                                ---------------  --------------
                                                                 (unaudited)
                             ASSETS
                             ------

Current assets:
  Cash                                                          $      173,533   $     120,606
  Employee advance                                                      10,000          10,000
  Prepaid expenses                                                           -           8,247
                                                                ---------------  --------------
    Total current assets                                               183,533         138,853

Equipment, net                                                           6,050           5,167
Other                                                                    1,388           1,406
                                                                ---------------  --------------
                                                                $      190,971   $     145,426
                                                                ===============  ==============

              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------

Current liabilities:
  Accounts payable and accrued liabilities                      $       18,633   $      23,175
  Other payable                                                          5,000           5,000
                                                                ---------------  --------------
    Total current liabilities                                           23,633          28,175
                                                                ---------------  --------------

Stockholders' equity:
  Common stock, no par value:
    Authorized 20 million shares; 5,149,136 and
    5,090,123 issued and outstanding (including
    4,800 treasury shares) at September 30, 2001
    and December 31, 2000, respectively                              2,300,248       1,937,413
  Paid-in capital                                                          570
  Preferred stock, no par value:
    Authorized 10 million shares; 31,314 and
    none issued and outstanding at September 30, 2001
    and December 31, 2000, respectively                                184,381               -
  Preferred stock subscribed - 2,000 shares  (Note 7)                   12,000               -
  Stock subscription receivable (Note 7)                               (12,000)              -
  Less: Treasury stock at cost; 4,800 shares at September 30,
    2001 and December 31, 2000, respectively                           (28,800)        (28,800)
  Accumulated deficit                                               (2,289,061)     (1,791,362)
                                                                ---------------  --------------
                                                                       167,338         117,251
                                                                ---------------  --------------
                                                                $      190,971   $     145,426
                                                                ===============  ==============

                See accompanying notes to financial statements.

                                           CALIFORNIA MOLECULAR ELECTRONICS CORP.
                                           --------------------------------------

                                                   STATEMENT OF OPERATIONS
                                                   -----------------------

                                                         (UNAUDITED)
                                                         -----------

                                                           Nine months ended September 30,  Three months ended September 30,
                                                          --------------------------------  --------------------------------
                                                                2001             2000             2001             2000
                                                          ---------------  ---------------  ---------------  ---------------
Revenue:
  Grant income                                            $            -   $       66,666   $            -   $            -
  Interest income                                                  3,153            8,502              996            3,246
                                                          ---------------  ---------------  ---------------  ---------------
                                                                   3,153           75,168              996            3,246
                                                          ---------------  ---------------  ---------------  ---------------

Expenses:
  Research and development expenses                              216,722          234,666           75,692           79,521

  Officers' compensation donated to the Company (Note 5)          71,550          103,600           23,850           24,900

  Selling, general and administrative expenses                   211,701          223,037           76,287           64,762
                                                          ---------------  ---------------  ---------------  ---------------

    Total expenses                                               499,973          561,303          175,829          169,183
                                                          ---------------  ---------------  ---------------  ---------------

Loss before state income taxes                                  (496,820)        (486,135)        (174,833)        (165,937)

Provision for state income taxes                                     877            1,385              827            1,335
                                                          ---------------  ---------------  ---------------  ---------------

Net loss                                                  $     (497,697)  $     (487,520)  $     (175,660)  $     (167,272)
                                                          ===============  ===============  ===============  ===============


Basic and diluted loss per common share                   $        (0.10)  $        (0.10)  $        (0.03)  $        (0.03)
                                                          ===============  ===============  ===============  ===============

Weighted average number of common shares outstanding           5,127,101        5,048,181        5,140,602        5,079,218
                                                          ===============  ===============  ===============  ===============

                See accompanying notes to financial statements.

                                              CALIFORNIA MOLECULAR ELECTRONICS CORP.
                                              --------------------------------------

                                                 STATEMENT OF STOCKHOLDERS' EQUITY
                                                 ---------------------------------

                                                            (UNAUDITED)
                                                            -----------

                                                   Common stock             Preferred stock
                                         --------------------------------  ------------------
                                                                 Paid -in                       Treasury   Accumulated
                                          Shares      Amount     Capital   Shares    Amount      Stock      Deficit       Total
                                         ---------  -----------  --------  -------  ---------  ---------  ------------  ----------
Balance at December 31, 2000             5,085,323  $1,937,413   $      -  $     -  $      -   $(28,800)  $(1,791,362)  $ 117,251

  Stock issued in public offering           31,232     187,392          -        -         -          -             -     187,392

  Exercise of warrants                      15,120      52,920          -        -         -          -             -      52,920

  Stock issuance costs                           -      (2,582)         -        -         -          -             -      (2,582)

  Officers' compensation donated to the          -      23,850          -        -         -          -             -      23,850
    Company (Note 5)

  Net loss                                       -           -          -        -         -          -      (145,045)   (145,045)
                                         ---------  -----------  --------  -------  ---------  ---------  ------------  ----------

Balance at March 31, 2001                5,131,675   2,198,993          -        -         -    (28,800)   (1,936,407)    233,786

  Series A Preferred stock issued in                         -              18,250   109,500          -             -     109,500
    private placement offering

  Exercise of warrants                       7,000      28,000          -        -         -          -             -      28,000

 Stock issued in exchange for services         575       3,450          -        -         -          -                     3,450

 Grant of option in exchange                     -           -        570        -         -          -             -         570
  for services

 Stock issuance costs                            -        (765)         -        -    (1,842)         -             -      (2,607)

 Officers' compensation donated to the           -      23,850          -        -         -          -             -      23,850
 Company (Note 5)

 Net loss                                        -           -          -        -         -          -      (176,994)   (176,994)
                                         ---------  -----------  --------  -------  ---------  ---------  ------------  ----------

Balance at June 30, 2001                 5,139,250  $2,253,528   $    570   18,250  $107,658   $(28,800)  $(2,113,401)  $ 219,555
                                         =========  ===========  ========  =======  =========  =========  ============  ==========

 Series A Preferred stock issued in                          -              13,064    78,384          -             -      78,384
  private placement offering

 Exercise of warrants                        2,000       5,000          -        -         -          -             -       5,000

 Stock issued to an employee                 1,000       6,000          -        -         -          -                     6,000
  as compensation

 Stock issued in exchange                    2,086      12,516          -        -         -          -                    12,516
  for services

 Stock issuance costs                            -        (646)         -        -    (1,661)         -             -      (2,307)

 Officers' compensation donated                  -      23,850          -        -         -          -             -      23,850
  to the Company (Note 5)

 Net loss                                        -           -          -        -         -          -      (175,660)   (175,660)
                                         ---------  -----------  --------  -------  ---------  ---------  ------------  ----------

Balance at September 30, 2001            5,144,336  $2,300,248   $    570   31,314  $184,381   $(28,800)  $(2,289,061)  $ 167,338
                                         =========  ===========  ========  =======  =========  =========  ============  ==========

                See accompanying notes to financial statements.

                         CALIFORNIA MOLECULAR ELECTRONICS CORP.
                         --------------------------------------

                                 STATEMENT OF CASH FLOWS
                                 -----------------------

                                       (UNAUDITED)
                                       -----------

                                                         Nine months ended September 30,
                                                         -------------------------------
                                                               2001            2000
                                                         ---------------  --------------
Operations:
  Net loss                                               $     (497,697)  $    (487,520)
  Items not requiring current use of cash:
    Officers' compensation, donated to the                       71,550         103,600
    Company (Note 5)
    Depreciation and amortization                                 1,483             458
    Legal fees in exchange for stock                             15,966          28,386
    Other fees in exchange for option                               570
    Compensation paid in stock                                    6,000
    Changes in other operating items:
      Grant receivable                                                -          33,334
      Prepaid expenses                                            8,247          (6,561)
      Accounts payable and accrued liabilities                   (4,542)          9,090
      Deferred grant income                                           -         (33,334)
                                                         ---------------  --------------
      Cash used for operating activities                       (398,423)       (352,547)
                                                         ---------------  --------------

Investments:
  Furniture and fixtures                                         (1,960)         (4,885)
  Other investment                                                 (388)         (1,000)
                                                         ---------------  --------------
      Cash used by investing activities                          (2,348)         (5,885)
                                                         ---------------  --------------

Financing:
  Issuance of common and preferred stock, net of stock
  issuance expense                                              367,778         492,858
  Exercise of common stock warrants                              85,920               -
  Stockholder advances                                                -         (10,000)
                                                         ---------------  --------------
       Cash provided by financing activities                    453,698         482,858
                                                         ---------------  --------------

Increase in cash                                                 52,927         124,426

Cash at beginning of period                                     120,606          91,993
                                                         ---------------  --------------
Cash at end of period                                    $      173,533   $     216,419
                                                         ===============  ==============

Supplemental cash flow disclosures:
  Taxes paid                                             $          877   $       1,385
                                                         ===============  ==============
  Interest paid                                          $          292   $         156
                                                         ===============  ==============

                See accompanying notes to financial statements.

                     CALIFORNIA MOLECULAR ELECTRONICS CORP.
                     --------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


NOTE  1  -  Basis  of  presentation:

     The financial statements included herein for California Molecular Electronics Corp. ("CALMEC" or the "Company") have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, the interim financial data presented includes all adjustments (which include only normal recurring adjustments) necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.

     The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the operating results expected for the entire fiscal year. The financial statements included herein should be read in conjunction with other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Form 10-KSB for the fiscal year ended December 31, 2000.

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

NOTE  3  -  Loss  per  share:

     Basic and dilutive loss per common share is calculated by dividing the net loss for the period by the average number of common shares outstanding. For the nine months ended September 30, 2001 and 2000, dilutive loss per share excludes the effect of convertible preferred stock and options, because the effect would have been antidilutive.

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

NOTE  5  -  Related  party  transactions:

     CALMEC's three officers have devoted 100% of their time to the business of the Company since their hire in 1997. Planned annual remuneration for the three officers is as follows: $40,000 - Chairman and Treasurer; $110,000 - President and Chief Executive Officer; and $120,000 - Executive Vice President and Secretary. The officers had elected to forego their salaries through December
31, 1999, and certain officers have continued to forego all or a portion of their salaries through September 30, 2001. As required by the Securities and Exchange Commission accounting rules, in the accompanying financial statements the officers' unpaid salaries totaling $23,850 and $31,200 for the quarters ended September 30, 2001 and 2000, respectively, are reflected as compensation expense and a credit to common stock, as the Company does not intend to repay such forfeited salaries in the future. Effective February 2000, the Executive
Vice President and Secretary began to receive a salary for his services. Effective May 2000, the President and Chief Executive Officer ("CEO") began to receive a portion of his salary in cash ($1,050 per week) and 250 stock options per week with an exercise price of $6.00 per share ("Rolling Option"). When the Board of Directors determines at some point in the future that the Company is able to pay full cash compensation to the CEO, the CEO has a right to no longer receive 250 stock options per week and require the Company to issue him shares of common stock or pay him $6.00 per share, or a combination of the two, based on the number of unexercised shares under the Rolling Option.

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

     On March 25, 2001, the Company commenced a private placement offering to sell 200,000 units at $6.00 per unit. A unit is comprised of one share of Series A Preferred Stock, one warrant for one common share exercisable through October 31, 2001 at $2.50 per share, and one warrant to purchase an additional common share at $3.50 per share, through April 30, 2002. During the quarter ended September 30, 2001, the Company sold 13,064 units for $78,384, and warrant holders exercised 2,000 warrants for $5,000.

     The private placement closed on October 1, 2001. Certain investors entered into arrangements to purchase 2,000 shares of preferred stock prior to the closing of the private placement, but the stock had not been issued and the cash had not been received prior to the private placement closing. This transaction has been reflected in the accompanying financial statements as stock subscription receivable and preferred stock subscribed in the amounts of $12,000.

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

     During the quarter ended September 30, 2001, the Company issued 2,086 shares of common stock in exchange for professional services and 1,000 shares of common stock as additional compensation to an employee.

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

Operations
----------

     The Company was in the development stage during 1999, and had no revenues from operations. During the first quarter of 2000, the Company received a grant from The National Science Foundation in the amount of $100,000, which was paid in three equal installments. The grant supported research to demonstrate the feasibility of the unique Chiropticene molecular switch. The first installment of $33,333 was received in January 2000, and was recognized as grant income during the quarter ended March 31, 2000. The second installment of $33,333 was received in April 2000, and was recognized as grant income during the quarter ended June 30, 2000. The third and final installment of $33,334 was recognized during the fourth quarter of 2000. The grant has been recognized in earnings in the period in which the related expenditures were incurred by the Company. No income other than interest income was recorded in 2001.

     Research and development ("R&D") costs were $216,722 for the nine months ended September 30, 2001 as compared to $234,666 for the nine months ended September 30, 2000, a decrease of $17,944 or 8%. R&D costs were $75,692 for the three months ended September 30, 2001, as compared to $79,521 for the same period in the prior year, a decrease of $3,829 or 5%. The decrease was primarily related to a decrease in R&D related salary and wage expense.

     Officers' compensation donated to the Company was $71,550 and $103,600 for the nine months ended September 30, 2001 and 2000, respectively, a decrease of $32,050 or 31%. Officers' compensation donated to the Company was $23,850 for the three months ended September 30, 2001, as compared to $24,900 for the same period in the prior year, a decrease of $1,050 or 4%, entirely related to the fact that certain of the officers began receiving payment for all or a portion of their salary during 2000.

     In 1999, the Company was still considered to be in the development stage, and costs other than R&D and Officers' compensation donated to the Company were considered to be preoperating expenses. During the year 2000 the Company earned revenue, and therefore is no longer considered to be in the development stage, and costs other than R&D and Officers' compensation donated to the Company are recorded as selling, general and administrative costs. Selling, general and administrative costs consist primarily of rent, travel and other administrative expenses, and were $211,701 and $223,037 for the nine months ended September 30, 2001 and 2000, respectively, a decrease of $11,336 or 5%. Selling, general and administrative costs were $76,287 and $64,762 for the three months ended September 30, 2001 and 2000, respectively, an increase of $11,525 or 18%. The increase was primarily related to an increase in professional fees.

Liquidity  and  Capital  Resources
----------------------------------

     The full extent of CALMEC's future capital requirements and the adequacy of its available funds will depend on many factors, not all of which can be accurately predicted. Although no assurance can be given, the Company believes it can continue to operate in its present status for at least the next twelve months. After terminating its sale of common stock effective February 28, 2001 under its public offering which became effective on February 7, 2000, the Company has undertaken additional and new activities to develop certain products using the Company's technology. The Company is aggressively pursuing industrial and venture capital funds, as well as a private placement offering, in order to develop this technology. The private placement, which commenced on March 25, 2001, will attempt to sell 200,000 units at $6.00 per unit. A unit would be comprised of one share of Series A Preferred Stock, one warrant for one common share exercisable through October 31, 2001 at $2.50 per share, and one warrant to purchase an additional common share at $3.50 per share, through April 30, 2002. As of September 30, 2001, the Company has sold 31,314 units for $187,884. The private placement offering closed as of October 1, 2001.

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

Date:  October  26,  2001
-------------------------

California  Molecular  Electronics  Corp.
-----------------------------------------
(Registrant)


-----------------------------------------
James  Marek,  Jr.
President  and  Chief  Executive  Officer