Form 10KSB
period 2001-12-31
CALIFORNIA MOLECULAR ELECTRONICS CORP
filed 2002-04-01
CIK 1069378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                ------------------------------------------------
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(MARK  ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For  the  Fiscal  Year  Ended  December  31,  2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

       Registrant's telephone number, including area code: (408) 451-8404

           Securities registered pursuant to Section 12(b) of the Act:

     TITLE OF EACH CLASS           TITLE OF EACH EXCHANGE ON WHICH REGISTERED
     -------------------           ------------------------------------------

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

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year. $3,481.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. For purposes of the foregoing calculation only, the issuer has included in the shares owned by affiliates the beneficial ownership of common equity of officers and directors of the registrant and members of their families, and such inclusion shall not be construed as an admission that any such person is an affiliate for any other purposes. $2,422,320.

     As of March 17, 2002, there were 5,200,586 outstanding shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     None.

     Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]
================================================================================

                     CALIFORNIA MOLECULAR ELECTRONICS CORP.

                                TABLE OF CONTENTS

                                2001 FORM 10-KSB


ITEM NO.                                                                  PAGE
--------                                                                  ----
                                     PART I
Item 1.   Business                                                           3
Item 2.   Properties                                                         7
Item 3.   Legal Proceedings                                                  7
Item 4.   Submission of Matters to a Vote of Security Holders                7


                                    PART II

Item 5..  Market for the Registrant's Common Stock and Related
          Shareholder Matters                                                7
Item 6..  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          8
Item 7.   Financial Statements                                              10
Item 8..  Changes In and Disagreements With Accountants on Accounting
          and Financial Disclosure                                          10

                                    PART III

Item 9..  Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act                 10
Item 10.  Executive Compensation                                            10
Item 11.  Security Ownership of Certain Beneficial Owners and Management    11
Item 12.  Certain Relationships and Related Transactions                    11
Item 13.  Exhibits and Reports on Form 8-K                                  12

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

     CALMEC currently owns the patent and trade secret rights to Chiropticene switching, a single-molecule switching technology. The Company believes these switches, one molecule in size, will become key components of future computational, optical, and data storage devices. The Chiropticene switch goes beyond the semiconductor switch in size reduction. This switch is a single molecule that exhibits classical switching properties. Being only one molecule in size, it offers the promise of producing structures thousands of times smaller than the smallest structures possible with semiconductor electronics.

     The Company's aim is to gain control of patents and trade secrets in the molecular electronics field so as to take advantage of these technological and economic advances in order to generate revenues by licensing to others the patents and trade secrets controlled by us. Additionally, the Company intends to develop products through partnership agreements using the Chiropticene(TM) technology.

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

RESEARCH  AND  DEVELOPMENT  ("R&D")
-----------------------------------

     The purpose of the Company's R&D program is to capture as large a portion of the intellectual property in the field of molecular electronics as possible and to develop the capability to create products that exploit this intellectual property. To this end, the Company's R&D consists of the following segments:

          -    Research
          -    Intellectual Property Development
          -    Product Technology Development

     These three segments work together. Research develops the Company's knowledge by answering the questions that the other two segments need answered. Intellectual Property Development fashions the Company's knowledge into patent-protectable or trade-secret-protectable units that can be licensed and otherwise exploited for business. Finally, Product Technology Development puts in place those technical processes and technology arrangements necessary for the Company to produce or support the production of salable products. All three research segments are functioning now at a low but valuable level. The Company has spent approximately $299,228 and $273,107 in research and development costs during the years ended December 31, 2001 and 2000, respectively.

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

     During May, 2001, the Company executed an exclusive patent license agreement with three professors for worldwide rights to the invention entitled "Molecular Dipolar Rotors" as covered under United States Patent Application Serial Number 09/812,647

     In addition, the Company is working on developing patent exploitation agreements with numerous other universities and government labs that are leaders in the field of molecular electronics and that own important intellectual property in the field.

     Chiropticene(TM) and CALMEC are trademarks belonging to the Company that refer to the Company's molecular switches and to the Company.

EMPLOYEES

     As of December 31, 2001, CALMEC had four full-time employees, including three employees who are directors of the Company.

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

     The Company leases lab space at San Jose State University, and office space in Tucson, Arizona and Huntsville, Alabama.

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

   Shareholders
   ------------

     The number of common shareholders of record as of December 31, 2001 was 338.

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

     The Company continues to be in the initial phase of its existence, and through December 31, 1999, CALMEC's three officers had elected to forego their salaries. Commencing February 2000, the Executive Vice President and Secretary began receiving remuneration for his services and commencing May 2000 the President and Chief Executive Officer began to receive a portion of his salary. The Company will transition from the start-up phase to the operational phase when the Board of Directors has determined sufficient capital has been accumulated to do so. At that time, all employees and executive officers will receive salaries, additional space will be leased, capital equipment will be purchased, and other operating expenses will be incurred. Prior to that time, activities will be restricted to low cost activities that will keep the Company within its cash resources.

     In the second quarter of 1999, the Company started paying salaries to two chemists to perform research. Also in the second quarter of 1999, CALMEC began leasing lab space from San Jose State University for the purpose of housing these chemists and developing Chiropticene demonstration chemistry. The lease ran through March 31, 2000, and the Company has renegotiated with San Jose State University to extend the lease until March 31, 2003.

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

Operations
----------

     The Company was in the development stage during 1999, and had no revenues from operations. During the first quarter of 2000, the Company received a grant from The National Science Foundation in the amount of $100,000, which was paid in three equal installments during 2000. The grant supported research to demonstrate the feasibility of the unique Chiropticene molecular switch. The Company recognized the $100,000 as grant income during 2000, as the related expenditures were incurred by the Company in 2000.

     R&D costs of $299,228 for the year ended December 31, 2001 compared to R&D costs of $273,107 in 2000, an increase of $26,121 or 9.6%. The increase was primarily related to a purchase of technology with stock, offset by a decrease in R&D related salary and wage expense.

     Officers' compensation donated to the Company of $40,000 in 2001 decreased from $67,900 recorded in 2000, entirely related to the fact that certain of the officers began receiving payment for all or a portion of their salary during 2000.

     In 1999, the Company was still considered to be in the development stage, and costs other than R&D and Officers' compensation donated to the Company were considered preoperating expenses. In the year 2000, as the Company earned revenue, it is no longer considered to be in the development stage, and costs other than R&D and Officers' compensation donated to the Company are recorded as selling, general and administrative costs. Selling, general and administrative costs consist primarily of rent, travel and other administrative expenses, and increased from $390,374 in 2000 to $424,691 in 2001, an increase of $34,317 or 8.8%, primarily related to an officer receiving a portion of his salary for a full year offset by a decrease in travel expenses.

Liquidity  and  Capital  Resources
----------------------------------

     The full extent of CALMEC's future capital requirements and the adequacy of its available funds will depend on many factors, not all of which can be accurately predicted. Although no assurance can be given, the Company believes it can continue to operate in its present status for at least the next twelve months. After terminating its sale of common stock effective February 28, 2001 under its public offering relating to its February 7, 2000 Registration Statement filed with the SEC, the Company has undertaken additional and new activities to develop certain products using the Company's technology. The Company is aggressively pursuing industrial and venture capital funds in order to develop this technology.

     CALMEC is seeking to raise additional capital through public or private equity or debt financings. Future capital funding transactions may result in dilution to existing stockholders.

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

ITEM  10.  EXECUTIVE  COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                        Long-term
                            Annual Compensation    Compensation Awards
                            -------------------  ----------------------

(a)                            (b)      (c)               (g)
                                                 Securities Underlying
Name and Principal Position   Year   Salary ($)    options/ SARS (#)
----------------------------  -----  ----------  ----------------------
President/CEO                  2001      54,600                  13,000
                               2000      33,600                   9,750

EVP/Secretary                  2001     120,000                       -
                               2000     110,000                       -

Note: Reference is made to the information in "Note 8 - Related Party Transactions" of the notes to the financial statements under Part II, Item 7 hereof.

                      OPTIONS/SAR GRANTS IN THE LAST FISCAL YEAR

(a)                       (b)              (c)              (d)             (e)

                       Number of    Percent of Total
                      Securities      Options/ SARs
                      Underlying       Granted to       Exercise or
Name and             Options/SARs     Employees in      Base Price
Principal Position    Granted (#)      Fiscal Year        ($/Sh)      Expiration Date
-------------------  -------------  -----------------  -------------  ----------------
President/CEO               13,000              69.8%  $        6.00  April 30, 2010

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

     (1)                      (2)                   (3)          (4)

                                                Amount and
                                                 Nature of
                      Name and Address of       Beneficial   Percent of
Title of Class         Beneficial Owner            Owner        Class
---------------  -----------------------------  -----------  -----------
Common           Jon N. Leonard                  3,978,666         76.8%
                 1512 W. Canada Hills Dr.
                 Tucson, AZ  85737

Common           James J. Marek, Jr.               390,200          7.5%
                 1080 Grande View Blvd., #828
                 Huntsville, AL  35824

Common           Robert R. Schumaker               370,000          7.1%
                 520 Pilgrim Dr.
                 Capitola, CA  95010


ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     None.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  Exhibits

               See the exhibits filed under Item 13(c), which are filed herewith or incorporated by reference herein.

     (b)  Reports on Form 8-K

               None.

     (c)  Exhibits

The exhibits listed below are filed or incorporated by reference herein.


EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
-------                     -----------------------
3.1      Articles of Incorporation of California Molecular Electronics Corp., filed as exhibit 3.1 to our Registration Statement on Form SB-2 filed with the
         Commission on January 31, 2000 and incorporated herein by this reference.
-------  -----------------------------------------------------------------------------
3.2      Bylaws of California Molecular Electronics Corp., filed as exhibit 3.2 to our
         Registration Statement on Form SB-2 filed with the Commission on
         January 31, 2000 and incorporated herein by this reference.
-------  -----------------------------------------------------------------------------
10.1     Long term employment agreements between R. Schumaker and California
         Molecular Electronics Corp. and J. Marek and California Molecular
         Electronics Corp., filed as exhibit 4 to our Registration Statement on Form
         SB-2 filed with the Commission on January 31, 2000 and incorporated herein by this reference.*
-------  -----------------------------------------------------------------------------
10.2     Exclusive patent license and assignment agreement between R. Schumaker and California Molecular Electronics Corp., filed as exhibit 5 to our
         Registration Statement on Form SB-2 filed with the Commission on
         January 31, 2000 and incorporated herein by this reference.
-------  -----------------------------------------------------------------------------
10.3     Stock Option Agreement between James J. Marek, Jr. and California
         Molecular Electronics Corp. dated May 1, 2000 and incorporated herein by this reference.*
-------  -----------------------------------------------------------------------------
10.4     Rights Agreement between James J. Marek, Jr. and California Molecular
         Electronics Corp. dated June 1, 2000 and incorporated herein by this reference.*
-------  -----------------------------------------------------------------------------
10.5     Long term employment agreements between James J. Marek, Jr. and
         California Molecular Electronics Corp., dated September 1, 2001.*
-------  -----------------------------------------------------------------------------

*  Management  contract  or  compensation  plan  arrangement.

SIGNATURES
----------

CALIFORNIA  MOLECULAR  ELECTRONICS  CORP.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

California Molecular Electronics Corp.
--------------------------------------
(Registrant)


/s/  James J. Marek, Jr.
------------------------
James  J.  Marek,  Jr.
President and Chief Executive Officer


Date:  March 30, 2002
---------------------


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date               Name:  Position                         Signature
----               ---------------                         ---------

March 30, 2002     Dr. Jon N. Leonard: Director,        Jon.  N. Leonard
--------------     -----------------------------        ----------------
                   Chairman  of  the  Board             /s/  Jon N. Leonard
                   ------------------------             -------------------

March 30, 2002     James J. Marek, Jr: Director,        James J. Marek, Jr.
--------------     ------------------------------       -------------------
                   President,  Chief  Executive         /s/  James J. Marek, Jr.
                   ----------------------------         ------------------------
                   Officer
                   -------

                     CALIFORNIA MOLECULAR ELECTRONICS CORP.
                              FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000



                                                                                  Page
                                                                                  ----
Report of Independent Certified Public Accountants                                F-2
Balance Sheet at December 31, 2001 and 2000                                       F-3
Statement of Operations for the Years Ended December 31, 2001 and 2000            F-4
Statement of Stockholders' Equity for the Years Ended December 31, 2001 and 2000  F-5
Statement of Cash Flows for the Years Ended December 31, 2001 and 2000            F-6
Notes to Financial Statements                                                     F-7

March  17,  2002

To the Board of Directors

  and Stockholders of

    California Molecular Electronics Corp.


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

     In our opinion, the accompanying balance sheet and the related statements of operations, stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of California Molecular Electronics Corp. ("CALMEC") at December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


ODENBERG, ULLAKKO, MURANISHI & CO. LLP
San  Francisco,  California

                           CALIFORNIA MOLECULAR ELECTRONICS CORP.
                           --------------------------------------

                                       BALANCE SHEET
                                       -------------


                                                                       December 31
                                                               ----------------------------
                                                                   2001           2000
                                                               -------------  -------------
                                     ASSETS
                                     ------

Current assets:
  Cash                                                         $     94,375   $    120,606
  Receivable from stockholders                                       19,655         10,000
  Prepaid expenses                                                        -          8,247
                                                               -------------  -------------
     Total current assets                                           114,030        138,853

Equipment, net                                                        4,670          5,167
Other                                                                 1,388          1,406
                                                               -------------  -------------
                                                               $    120,088   $    145,426
                                                               =============  =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current liabilities:
  Accounts payable and accrued liabilities                     $     23,634   $     23,175
  Accrued officer's compensation                                    136,500         58,500
  Other payable                                                       5,000          5,000
                                                               -------------  -------------
     Total current liabilities                                      165,134         86,675
                                                               -------------  -------------

Stockholders' equity (deficit):
  Preferred stock, no par value:
     Authorized 10 million shares; 33,314 and
     none issued and outstanding at December 31, 2001
     and 2000, respectively                                         196,381              -
  Common stock, no par value:
     Authorized 20 million shares; 5,186,886 and
     5,090,123 issued and outstanding (including
     4,800 treasury shares) at December 31, 2001
     and 2000, respectively                                       2,341,088      1,878,913
  Less: Treasury stock at cost; 4,800 shares at December 31,
     2001 and 2000, respectively                                    (28,800)       (28,800)
  Accumulated deficit                                            (2,553,715)    (1,791,362)
                                                               -------------  -------------
                                                                    (45,046)        58,751
                                                               -------------  -------------
  Commitments (Notes 5 and 9)
                                                               -------------  -------------
                                                               $    120,088   $    145,426
                                                               =============  =============


                See accompanying notes to financial statements.

                      CALIFORNIA MOLECULAR ELECTRONICS CORP.
                      --------------------------------------

                              STATEMENT OF OPERATIONS
                              -----------------------

                                                           Year ended December 31
                                                          ------------------------
                                                             2001         2000
                                                          -----------  -----------
Revenue:
  Grant income                                                         $  100,000
  Interest income                                         $    3,481       10,099
                                                          -----------  -----------
                                                               3,481      110,099
                                                          -----------  -----------

Expenses:
  Research and development expenses                          299,228      273,107

  Officers' compensation donated to the Company (Note 7)      40,000       67,900

  Selling, general and administrative expenses               424,691      390,374
                                                          -----------  -----------

          Total expenses                                     763,919      731,381
                                                          -----------  -----------

Loss before state income taxes                              (760,438)    (621,282)

Provision for state income taxes                               1,915          850
                                                          -----------  -----------

Net loss                                                  $ (762,353)  $ (622,132)
                                                          ===========  ===========



Basic and diluted loss per common share                   $    (0.15)  $    (0.12)
                                                          ===========  ===========

Weighted average number of common shares outstanding       5,136,044    5,071,256
                                                          ===========  ===========


                See accompanying notes to financial statements.

                                             CALIFORNIA MOLECULAR ELECTRONICS CORP.
                                             --------------------------------------

                                           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                           -------------------------------------------



                                                    Common stock         Preferred Stock
                                                ----------------------  -----------------
                                                                                            Treasury    Accumulated
                                                 Shares      Amount     Shares   Amount      Stock        Deficit       Total
                                                ---------  -----------  ------  ---------  ----------  -------------  ----------
Balance at December 31, 1999                    4,989,265  $1,280,242        -  $      -   $ (28,800)  $ (1,169,230)  $  82,212

Stock issued in public offering                    89,007     534,042        -         -           -              -     534,042

Stock issued in exchange for services (Note 3)      7,051      42,306        -         -           -              -      42,306

Stock issuance costs                                    -     (45,577)       -         -           -              -     (45,577)

Officers' compensation donated to the
  Company (Note 7)                                      -      67,900        -         -           -              -      67,900

Net loss                                                -           -        -         -           -       (622,132)   (622,132)
                                                ---------  -----------  ------  ---------  ----------  -------------  ----------

Balance at December 31, 2000                    5,085,323   1,878,913        -         -     (28,800)    (1,791,362)     58,751

Stock issued in public offering                    31,232     187,392        -         -           -              -     187,392

Series A Preferred stock issued in                      -           -   33,314   199,884           -              -     199,884
  private placement offering

Exercise of warrants                               51,370     155,295        -         -           -              -     155,295

Stock issued for license fee (Note 3)              10,500      63,000        -         -           -              -      63,000

Stock issued to an employee as compensation         1,000       6,000        -         -           -              -       6,000

Stock issued in exchange for services               2,661      15,966        -         -           -              -      15,966

Grant of option in exchange for services                -         570        -         -           -              -         570

Stock issuance costs                                    -      (6,048)       -    (3,503)          -              -      (9,551)

Officers' compensation donated to the                   -      40,000        -         -           -              -      40,000
  Company (Note 7)

Net loss                                                -           -        -         -           -       (762,353)   (762,353)
                                                ---------  -----------  ------  ---------  ----------  -------------  ----------

Balance at December 31, 2001                    5,182,086  $2,341,088   33,314  $196,381   $ (28,800)  $ (2,553,715)  $ (45,046)
                                                =========  ===========  ======  =========  ==========  =============  ==========


                See accompanying notes to financial statements.

                       CALIFORNIA MOLECULAR ELECTRONICS CORP.
                       --------------------------------------

                              STATEMENT OF CASH FLOWS
                              -----------------------

                                                             Year ended December 31
                                                             ----------------------
                                                                2001        2000
                                                             ----------  ----------
Operations:
  Net loss                                                   $(762,353)  $(622,132)
  Items not requiring current use of cash:
    Officers' compensation, donated to the Company (Note 7)     40,000      67,900
    Depreciation and amortization                                2,457       1,838
    License fees in exchange for stock                          63,000           -
    Stock issued as compensation                                 6,000           -
    Legal fees in exchange for stock                            15,966      42,306
    Other fees in exchange for option                              570           -
    Changes in other operating items:
         Prepaid expenses                                        8,247      (1,754)
         Other                                                      18      (1,000)
         Accounts payable and accrued liabilities                  459       9,375
         Accrued officer's compensation                         78,000      58,500
                                                             ----------  ----------
         Cash used for operating activities                   (547,636)   (444,967)
                                                             ----------  ----------

Investments:
  Equipment                                                     (1,960)     (4,885)
                                                             ----------  ----------
         Cash used for investing activities                     (1,960)     (4,885)
                                                             ----------  ----------

Financing:
  Issuance of common and preferred stock, net of stock
    issuance expense                                           377,725     488,465
  Exercise of common stock warrants                            155,295           -
  Advance to stockholders                                       (9,655)    (10,000)
                                                             ----------  ----------
         Cash provided by financing activities                 523,365     478,465
                                                             ----------  ----------

Increase (decrease) in cash                                    (26,231)     28,613

Cash at beginning of period                                    120,606      91,993
                                                             ----------  ----------
Cash at end of period                                        $  94,375   $ 120,606
                                                             ==========  ==========

Supplemental cash flow disclosures:
  Taxes paid                                                 $   1,915   $     850
                                                             ==========  ==========
  Interest paid                                              $     747   $     193
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

     Basis  of  presentation
     -----------------------

     These financial statements are presented on the basis that the Company will continue as a going concern. This going concern assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time. As shown in the accompanying financial statements, the Company incurred net losses of $762,353 and $622,132 for the years ended December 31, 2001 and 2000, respectively. The Company will need to obtain additional funds to continue its research and development activities and fund operating expenses. As of December 31, 2001, the Company had cash of $94,375. In addition, the Company has raised $56,000 related to the exercise of warrants during January through March 17, 2002, and is actively pursuing industrial and venture capital. Management also plans to raise additional cash by encouraging warrant holders to exercise their warrants (See
Note 3). However, there can be no assurance that management's efforts to raise additional capital will be successful. Those factors create an uncertainty about the Company's ability to continue as a going concern.

     If the Company is unable to obtain the necessary capital, management plans to restructure the Company operations to allow it to continue to operate by reducing or eliminating cash compensation paid to the Company's President and Chief Executive Officer and Executive Vice President and Secretary (See Note 7), and scaling down the Company's research and development and other expenditures. Management believes that this would allow the Company to continue to operate and to pursue its business plan through at least 2002.

     A summary of significant accounting policies follows:

     Use  of  estimates
     ------------------

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Fair  value  of  financial  instruments
     ---------------------------------------

     The carrying values of financial instruments, such as receivable from stockholders and accounts payable, approximate their fair market values.

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

     Loss  per  share
     ----------------

     Basic and diluted loss per common share is calculated by dividing the net loss for the period by the weighted average number of common shares outstanding. In 2001 and 2000, diluted loss per share excludes the effect of convertible preferred stock, options and warrants, because the effect would have been antidilutive.

     Reclassification  of  financial  statement  presentation
     --------------------------------------------------------

     Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 financial statement presentation. Such reclassifications have had no effect on net loss as previously reported.

NOTE  2  -  Equipment:

     Equipment is summarized as follows:

                                           December 31
                                        ------------------
                                          2001      2000
                                        --------  --------
     Computer equipment                 $  9,469  $  7,509
     Less - accumulated depreciation       4,799     2,342
                                        --------  --------
                                        $  4,670  $  5,167
                                        ========  ========

NOTE  3 - Stock  offerings:

     Common  stock
     -------------

     In April 1998, CALMEC commenced a private placement offering of its common stock. The offering agreement allowed for the sale of up to 400,000 shares of CALMEC's common stock at $2.50 per share (restated for stock dividend), for a maximum value of $1 million. There was no minimum number of securities which were required to be sold in the offering. In February 1999, the Company increased the price of the shares to $5.00 per share (restated for the stock dividend). On March 1, 1999, the Company began providing stock purchasers with a warrant for each share purchased. The warrant entitled the purchasers to buy an additional share for $5.00 through February 2002. CALMEC terminated the offering in June 1999.

     On January 31, 2000, CALMEC filed a Form SB-2, Registration Statement Under The Securities Act of 1933, with the Securities and Exchange Commission ("SEC"), which became effective on February 7, 2000, and CALMEC commenced its sale of up to 1,000,000 shares of common stock at $6.00 per share. Subsequent to the effective date of the Registration Statement through February 28, 2001, CALMEC has sold 120,239 shares of its common stock, for an aggregate price of $721,434. Additionally, the Company issued 7,051 shares of its common stock in exchange for services in the amount of $42,306 in 2000. The Company terminated the sale of its common stock under the Registration Statement on February 28, 2001.

     During 2001, the Company issued 2,661 shares of common stock and an option to purchase 634 shares of common stock to vendors in exchange for services. Such issuances have been reflected as selling, general and administrative costs of $16,536. Also in 2001, the Company issued 1,000 shares of common stock to an employee and 10,500 shares of common stock related to a license agreement (see
Note 6), both of which are recorded as research and development costs of $6,000 and $63,000, respectively.

     On January 26, 2001, as an inducement to warrant holders to exercise their warrants, the Company reduced the exercise price of warrants exercised before March 1, 2001 to $3.50 per share from $5.00 per share. Those warrant holders who exercised their warrants after March 1, 2001 and before April 30, 2001 were able to exercise at $4.00 per share. For those warrant holders who exercised their warrants after April 30, 2001, the warrant exercise price was the initial $5.00 per share.

     For those warrant holders who exercised all of their warrants rather than just a portion of them prior to April 30, 2001, the Company issued the warrant holders the same number of warrants at an exercise price of $3.25 per share, such warrants expiring on November 30, 2001.

     For those warrant holders who obtain the aforementioned warrants which expired on November 30, 2001, and exercised all of them before expiration, the Company issued the warrant holders another warrant in the same number of shares as the original warrant, with an exercise price of $3.00 per share and expiring on May 31, 2002.

     During the year ended December 31, 2001, warrant holders exercised 1,000 warrants at $3.00 per share, 1,000 warrants at $3.25 per share, 15,120 warrants at $3.50 per share, and 7,000 warrants at $4.00 per share for a total of $87,170 related to the aforementioned warrants.

     Preferred  stock
     ----------------

     On March 25, 2001, the Company commenced a private placement offering to sell 200,000 units at $6.00 per unit. A unit is comprised of one share of Series A Preferred Stock, one warrant for the purchase of one common share exercisable through October 31, 2001 at $2.50 per share, and one warrant to purchase an additional common share at $3.50 per share, through April 30, 2002. During the year ended December 31, 2001, the Company sold 33,314 units for $199,884 and warrant holders exercised 27,250 warrants related to these units for $68,125. The private placement was closed on October 1, 2001.

     The Series A Preferred Stock has a conversion price of $6.00 per share and is convertible at the option of the holder into one share of common stock. The conversion price of the Series A Preferred Stock is subject to adjustment upon certain events. The Series A Preferred Stock outstanding will automatically be converted into common stock at the then effective conversion price (a) immediately upon the closing of an underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, covering the offer and sale of capital stock of the Company in which the proceeds received by the Company, net of underwriting discounts and commissions, equal or exceed $15 million, or (b) immediately upon the vote of a majority of the shares of the Series A Preferred Stock outstanding on the date of such vote. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, holders of the Series A Preferred Stock then outstanding are entitled to be paid, out of the assets of the Company available for distribution to its stockholders, before any payments are to be made to holders of the Company's common stock.

NOTE  4  -  Grant:

     During the first quarter of 2000, the Company received a grant from The National Science Foundation in the amount of $100,000, to be paid in three equal installments. The grant was made in support of research to demonstrate the feasibility of the unique Chiropticene molecular switch. The first installment of $33,333 was received in January 2000, and was recognized as grant income during the quarter ended March 31, 2000. The second installment of $33,333 was received in April 2000, and was recognized as grant income during the quarter ended June 30, 2000. The third and final installment of $33,334 was received in the fourth quarter of 2000. The grant has been recognized as revenue in the period in which the related expenditures were incurred by the Company.

NOTE  5  -  Leases:

     The Company had entered into a cost reimbursable contract with San Jose State University Foundation ("Foundation") for the period from April 1, 2000 through March 31, 2001, which has been extended through March 31, 2003. The contract may be cancelled by either party, with thirty days written notice. The contract includes advisory services to be provided by the San Jose State University Department of Chemistry, facilities, supplies and equipment use. The Foundation shall be reimbursed for costs incurred in providing the aforementioned items not to exceed a maximum amount of $90,659 over the period of the contract. The Company also leases office space in Arizona and Alabama on a month to month basis. Rent expense was $100,904 and $100,955 for the years ended December 31, 2001 and 2000, respectively.

NOTE  6  -  Licenses:

     CALMEC has entered into an exclusive license and patent assignment agreement with an officer/director of the Company. The agreement provides the Company with the exclusive rights to use ChiropticeneTM switches, a class of molecular electronic switches. The agreement also called for the assignment to CALMEC of all of the officer/director's rights to Chiropticene(TM) technology on May 1, 1999. CALMEC paid the officer/director a license fee of $25,000 ($10,500 of the license fee was paid in 1998, and the balance was paid in 1999.) The cost of the license fee has been expensed in the prior years' financial statements as research and development costs.

     During 1999, CALMEC entered into license agreements with certain universities which provide the Company with exclusive licenses to use or sell products using technology owned by the universities. The Company paid the universities $25,000, and issued 15,005 shares of common stock to a university and certain inventors for license fees. CALMEC reimbursed one of the universities $15,237 for prior expenses incurred. The Company reflected the payments and common stock issuance in the amount of $115,262 as research and development costs in 1999.

     During 2001, CALMEC entered into a license agreement with certain inventors which provide the Company with exclusive licenses to use or sell products using technology owned by the inventors. The Company issued 10,500 shares of common stock for license fees. CALMEC has reflected the issuance of such common stock in the amount of $63,000 as research and development costs in 2001.

NOTE  7  -  Related  party  transactions:

     CALMEC's three officers have devoted 100% of their time to the business of the Company since their hire in 1997. Planned annual remuneration for the three officers is as follows: $40,000 - Chairman and Treasurer; $110,000 - President and Chief Executive Officer; and $120,000 - Executive Vice President and Secretary. The officers elected to forego their salaries through December 31, 1999, and certain officers have continued to forego all or a portion of their salaries in 2000 and 2001. As required by the Securities and Exchange Commission accounting rules, in the accompanying financial statements the officers' unpaid salaries totaling $40,000 and $67,900 for the years ended December 31, 2001 and 2000, respectively, are reflected as compensation expense and a credit to common stock, as the Company does not intend to repay such forfeited salaries in the future. Effective February 2000, the Executive Vice President and Secretary began to receive a salary for his services. Effective May 2000, the President and Chief Executive Officer ("CEO") began to receive a portion of his salary in cash ($1,050 per week) and 250 stock options per week with an exercise price of $6.00 per share ("Rolling Option"). When the Board of Directors determines at some point in the future that the Company is able to pay full cash compensation to the CEO, the CEO will no longer receive 250 stock options per week. At such time, the officer can require the Company to issue him shares of common stock or pay him $6.00 per share, or a combination of the two, based on the number of unexercised shares under the Rolling Option. The Company's obligation under this agreement has been recorded as compensation expense in the amount of $78,000 and $58,500 for the years ended December 31, 2001 and 2000, respectively.

     On September 1, 2001, CALMEC entered into a long-term employment agreement ("Agreement") with its CEO. Under the Agreement, once the Company enters the operational phase, the Company will pay the CEO a salary of $132,000 per year. The Company will enter into the operational phase once the Board of Directors has determined sufficient capital has been accumulated to do so. The Agreement has a term of five years ending on August 31, 2006. Prior to the Company entering the operational phase, the CEO will continue to perform his duties for compensation as described in the preceding paragraph. As additional compensation, upon the first anniversary of the Agreement, the CEO will receive a seven year stock option to purchase 400,000 shares of CALMEC common stock at an exercise price of $6.00 per share, vesting at 100,000 shares per year thereafter of completed employment.

NOTE  8  -  Stock  option  plan:

     On May 1, 1997, the Board of Directors of CALMEC adopted the 1997 Stock Option Plan (the "1997 Plan"). The aggregate number of shares that are available for issuance pursuant to the exercise of options granted under the 1997 Plan may not exceed 1,600,000 shares of common stock. Options granted in 2001 and 2000 have vesting periods ranging from immediate to five years. Incentive stock options are priced at the fair market value of the stock at the date of grant. Nonqualified stock options are priced at eighty-five percent (85%) of the fair market value at the date of grant. Options generally have a life of seven to ten years.

     During 1997, CALMEC adopted Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and, pursuant to the provisions of SFAS No. 123, applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") to the 1997 Plan. Accordingly, no compensation cost has been recognized for the Plan in 2001 and 2000.

     Had CALMEC elected to adopt the fair value approach of SFAS No. 123, the net loss of $762,353 as reported for the year ended December 31, 2001 would compare to a pro forma net loss of $779,694. The net loss of $622,132 as reported for the year ended December 31, 2000 would compare to a pro forma net loss of $645,588. Basic and diluted loss per share of $0.15 for the year ended December 31, 2001 would compare to a net loss per share of $0.15 on a pro forma basis. Basic and diluted loss per share of $0.12 as reported for the year ended December 31, 2000 would compare to a pro forma net loss per share of $0.13.

     The effects of applying SFAS No. 123 in the preceding pro forma disclosure are not indicative of the effect on reported net loss for future years.

     The fair value of each option grant is estimated on the date of grant using the minimum value method with the following assumptions used for grants in 2001 and 2000, respectively: risk-free interest rates of 4.0% and 6.4%, and expected lives of 4.2 and 5.8 years. No dividend yield was used as CALMEC has not paid dividends in the past and does not anticipate paying dividends in the future.

                                                         Year ended December 31,
                                                ------------------------------------------
                                                       2001                 2000
                                                -------------------  ---------------------
                                                          Weighted               Weighted
                                                           Average               Average
                                                          Exercise               Exercise
                                                 Shares     Price     Shares      Price
                                                --------  ---------  ---------  ----------

Outstanding at beginning of year                 927,850  $  0.5039   918,020   $  0.4341
Granted                                           18,634     5.9694    29,830      6.0000
Canceled/Expired                                       -          -   (20,000)    (5.5000)
                                                --------  ---------  ---------  ----------
Outstanding at end of year                       946,484  $  0.6284   927,850   $  0.5039
                                                ========  =========  =========  ==========

Options exercisable at year-end                  772,484              587,850

Weighted average grant-date fair value of
options granted during the year whose
exercise price equaled market price on date of
grant                                                     $    0.93             $    1.77

     No options to employees were granted during 2001 or 2000 whose exercise price was greater or less than the market price on the date of grant.

     In 2001, the Company issued nonqualified stock options with a fair value of $570 to a vendor, and in 2000, the Company issued nonqualified stock options with an immaterial fair value to an outside consultant.

     The following table summarizes information about stock options outstanding at December 31, 2001:

                Options Outstanding                    Options Exercisable
---------------------------------------------------  -----------------------
                              Weighted
                               Average    Weighted                Weighted
Range of                      Remaining    Average                 Average
Exercise          Number     Contractual  Exercise     Number     Exercise
Prices          Outstanding     Life        Price    Exercisable    Price
--------------  -----------  -----------  ---------  -----------  ---------
$ .0025             400,000    2.3 years  $   .0025      320,000  $   .0025
$ .0050             400,000    2.7 years  $   .0050      320,000  $   .0050
$2.5000              71,420    5.8 years  $  2.5000       71,420  $  2.5000
$5.00 - $6.00        75,064    7.2 years  $  5.5048       61,064  $  5.4895
--------------  -----------  -----------  ---------  -----------  ---------
$.0025 - $6.00      946,484    3.1 years  $   .6284      772,484  $   .6682
==============  ===========  ===========  =========  ===========  =========

NOTE  9  -  Commitments:

     In  accordance  with the Company's license agreement with a university (see
Note 6), beginning January 1, 2002 and on January 1 of every year thereafter as long as the license is in effect, the Company shall pay the university a maintenance fee. The fee shall be equal to either, at the university's option, 2,000 shares of the Company's common stock or a cash payment equal to the greater of $10,000 or the fair value of the 2,000 shares on the due date.

     CALMEC had the following warrants outstanding at December 31, 2001:


                    Number
                  Outstanding     Exercise Price     Maturity Dates
                  -----------     --------------     --------------
                    25,586            $3.00               2002
                    25,500            $5.00               2002
                    34,400            $3.50               2002


NOTE  10  -  Income  taxes:

     The Company's operating loss for financial reporting purposes had been reported as deferred start-up costs for federal and state income tax purposes through December 31, 2000. Deferred tax assets are comprised of the following:

                                               Year ended December 31,
                                               -----------------------
                                                   2001        2000
                                                ----------  ----------
Deferred start-up costs/net operating losses    $ 607,467   $ 332,962

Valuation allowance for deferred tax assets      (607,467)   (332,962)
                                                ----------  ----------

Net deferred tax asset                          $       -   $       -
                                                ==========  ==========

     A valuation allowance is provided for deferred tax assets as future deductibility is uncertain. At December 31, 2001 and 2000, all of the deferred tax assets were noncurrent. The change in valuation allowance of $274,505 results from the net operating loss for 2001.

     A reconciliation of income tax computed at the federal statutory tax rate to the provision for income taxes is as follows:

                                                             Year ended December 31,
                                                     --------------------------------------
                                                            2001                2000
                                                     ------------------  ------------------
                                                       Amount      %       Amount      %
                                                     ----------  ------  ----------  ------
Income taxes at federal statutory rate               $(258,549)  (34.0)  $(207,885)  (34.0)
Increase (decrease) in income taxes resulting from:
  State and local income taxes, net of federal tax
    benefit                                            (45,169)   (6.0)    (30,571)   (5.0)
  Permanent differences                                 13,600     4.0      42,976     7.0
  State minimum taxes                                    1,915     0.0         850     0.0
  Net operating loss                                   290,118    36.0     195,480    32.0
                                                     ----------  ------  ----------  ------
                                                     $   1,915     0.0   $     850     0.0
                                                     ==========  ======  ==========  ======

NOTE  11  -  Subsequent  events:

     For the period January 1 through March 15, 2002, the Company has issued 18,500 shares of common stock related to the exercise of warrants for total proceeds of $56,000.