Form 10QSB
period 2002-03-31
CALIFORNIA MOLECULAR ELECTRONICS CORP
filed 2002-05-14
CIK 1069378

UNITED  STATES
SECURITIES  AND  EXCHANGE  COMMISSION
Washington,  D.C.  20549

FORM  10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2002
                                --------------

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

50 Airport Parkway, San Jose, CA 95110
---------------------------------------
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

Yes[X]    No[ ]

The number of shares outstanding of the issuer's common stock on May 7, 2002 was 5,220,836.

Transitional Small Business Disclosure Format:  Yes [ ]  No[X]

CALIFORNIA  MOLECULAR  ELECTRONICS  CORP.

INDEX

PART  I.  FINANCIAL  INFORMATION

     ITEM  1.  FINANCIAL  STATEMENTS
                                                                            Page
                                                                            ----


     Balance Sheets as of March 31, 2002 and December 31, 2001                2

     Statements of Operations for the three months ended March 31, 2002
     and 2001                                                                 3

     Statements of Cash Flows for the three months ended March 31, 2002
     and 2001                                                                 4

     Notes to Financial Statements                                            5

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS                            8

     PART II.  OTHER INFORMATION                                             11

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                               11

     Signatures                                                              12

PART  I.  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                         CALIFORNIA MOLECULAR ELECTRONICS CORP.
                         --------------------------------------

                                      BALANCE SHEET
                                      -------------

                                                             March 31,     December 31,
                                                                2002           2001
                                                            ------------  --------------
                                                             (unaudited)
                                         ASSETS
                                         ------
Current assets:
  Cash                                                      $    28,545   $      94,375
  Employee advance                                               19,655          19,655
                                                            ------------  --------------
    Total current assets                                         48,200         114,030

Equipment, net                                                    4,296           4,670
Other                                                             1,388           1,388
                                                            ------------  --------------
                                                            $    53,884   $     120,088
                                                            ============  ==============

                        LIABILITIES AND STOCKHOLDERS' DEFICIT
                        -------------------------------------

Current liabilities:
  Accounts payable and accrued liabilities                  $    20,314   $      23,634
  Accrued officer's compensation                                156,000         136,500
  Other payable                                                   5,000           5,000
                                                            ------------  --------------
    Total current liabilities                                   181,314         165,134
                                                            ------------  --------------

Stockholders' deficit:
  Preferred stock, no par value:
    Authorized 10 million shares; 33,314 issued
    and outstanding at March 31, 2002 and
    December 31, 2001                                           196,381         196,381
  Common stock, no par value:
    Authorized 20 million shares; 5,206,386 and
    5,186,886 issued and outstanding (including
    4,800 treasury shares) at March 31, 2002
    and December 31, 2001, respectively                       2,409,901       2,341,088
  Less: Treasury stock at cost; 4,800 shares at March 31,
    2002 and December 31, 2001, respectively                    (28,800)        (28,800)
  Accumulated deficit                                        (2,704,912)     (2,553,715)
                                                            ------------  --------------
                                                               (127,430)        (45,046)
                                                            ------------  --------------
                                                            $    53,884   $     120,088
                                                            ============  ==============

                See accompanying notes to financial statements.

                     CALIFORNIA MOLECULAR ELECTRONICS CORP.
                     --------------------------------------

                             STATEMENT OF OPERATIONS
                             -----------------------

                                   (UNAUDITED)
                                   -----------

                                                             Three months ended March 31
                                                             ---------------------------
                                                                  2002         2001
                                                             -------------  ------------
Revenue:
  Interest income                                            $         64   $       796
                                                             -------------  ------------

Expenses:
  Research and development expenses                                53,542        56,305

  Officers' compensation donated to the Company (Note 6)           10,000        10,000

Selling, general and administrative expenses                       86,869        79,486
                                                             -------------  ------------

    Total expenses                                                150,411       145,791
                                                             -------------  ------------

Loss before state income taxes                                   (150,347)     (144,995)

Provision for state income taxes                                      850            50
                                                             -------------  ------------

Net loss                                                     $   (151,197)  $  (145,045)
                                                             =============  ============


Basic and diluted loss per common share                      $      (0.03)  $     (0.03)
                                                             =============  ============

Weighted average number of common shares outstanding            5,186,719     5,102,194
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

                                CALIFORNIA MOLECULAR ELECTRONICS CORP.
                                --------------------------------------

                                        STATEMENT OF CASH FLOWS
                                        -----------------------

                                              (UNAUDITED)
                                              -----------

                                                                          Three months ended March 31
                                                                          ----------------------------
                                                                               2002           2001
                                                                          -------------  -------------
Operations:
  Net loss                                                                $   (151,197)  $   (145,045)
  Items not requiring current use of cash:
    Officers' compensation, donated to the Company (Note 6)                     10,000         10,000
    Depreciation and amortization                                                  374            860
    Changes in other operating items:
      Prepaid expenses                                                               -          8,247
      Accounts payable and accrued liabilities                                  (3,320)        (4,149)
      Accrued officer's compensation                                            19,500         13,850
                                                                          -------------  -------------
      Cash used for operating activities                                      (124,643)      (116,237)
                                                                          -------------  -------------

Financing:
  Issuance of common and preferred stock, net of stock issuance expense         58,813        237,730
                                                                          -------------  -------------
      Cash provided by financing activities                                     58,813        237,730
                                                                          -------------  -------------

Change in cash                                                                 (65,830)       121,493

Cash at beginning of period                                                     94,375        120,606
                                                                          -------------  -------------
Cash at end of period                                                     $     28,545   $    242,099
                                                                          =============  =============

Supplemental cash flow disclosures:
  Taxes paid                                                              $          -   $         50
                                                                          =============  =============
  Interest paid                                                           $        129   $         79
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

     The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the operating results expected for the entire year. The financial statements included herein should be read in conjunction with other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Form 10-KSB for the fiscal year ended December 31, 2001.

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

NOTE  3 - Equipment:

     Equipment is summarized as follows:

                                      March 31,   December 31,
                                         2002         2001
                                      ----------  -------------

     Computer equipment               $    9,469  $       9,469
     Less - accumulated depreciation       5,173          4,799
                                      ----------  -------------
                                      $    4,296  $       4,670
                                      ==========  =============

NOTE  4  -  Loss  per  share:

     Basic and dilutive loss per common share is calculated by dividing the net loss for the period by the average number of common shares outstanding. For the three months ended March 31, 2002 and 2001, dilutive loss per share excludes the effect of unexercised options and warrants because the effect would have been antidilutive.

NOTE  5 - Leases:

     The Company had entered into a cost reimbursable contract with San Jose State University Foundation ("Foundation") which expired March 31, 2002. The lease has been extended through March 31, 2003. The contract includes advisory services to be provided by the San Jose State University Department of Chemistry, facilities, supplies and equipment use. The Foundation shall be reimbursed for costs incurred in providing the aforementioned items not to exceed a maximum amount of $90,659 over the period of the contract. The contract may be cancelled by either party, with thirty days written notice. The Company also leases office space in Arizona and Alabama on a month to month basis.

NOTE  6 - Related  party  transactions:

     CALMEC's three officers have devoted 100% of their time to the business of the Company when they were hired in 1997. Planned annual remuneration for the three officers is as follows: $40,000 - Chairman and Treasurer; $110,000 - President and Chief Executive Officer; and $120,000 - Executive Vice President and Secretary. One officer has continued to forego all his salary in 2001 and 2002. As required by the Securities and Exchange Commission accounting rules, in the accompanying financial statements the officer's unpaid salary totaling $10,000 for the quarters ended March 31, 2002 and 2001, is reflected as compensation expense and a credit to common stock, as the Company does not intend to repay such forfeited salaries in the future. Effective February 2000, the Executive Vice President and Secretary began to receive a salary for his services. Effective May 2000, the President and Chief Executive Officer ("CEO") began to receive a portion of his salary in cash ($1,050 per week) and 250 stock options per week with an exercise price of $6.00 per share ("Rolling Option"). When the Board of Directors determines at some point in the future that the Company is able to pay full cash compensation to the CEO, the CEO will no longer receive 250 stock options per week. At such time, the officer can require the Company to issue him shares of common stock or pay him $6.00 per share, or a combination of the two, based on the number of unexercised shares under the Rolling Option.

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


NOTE  7 - Stockholders'  deficit:

     During the first quarter of 2002, warrant holders converted 19,500 warrants to shares of common stock for net proceeds after stock issuance expenses of $58,813. Of these 19,500 warrants converted to shares, 17,500 were converted at $3.00 per share and 2,000 were converted at $3.50 per share.

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

In the second quarter of 1999, the Company started paying salaries to two chemists to perform research. Also in the second quarter of 1999, CALMEC began leasing lab space from San Jose State University for the purpose of housing these chemists and developing Chiropticene demonstration chemistry. The lease runs through March 31, 2003.

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

Operations
----------

     Research and development ("R&D") costs were $53,542 and $56,305 for the quarters ended March 31, 2002 and 2001, respectively, a decrease of $2,763 or 5%. The decrease was primarily related to a decrease in R&D related salary and wage expense.

     Officers' compensation donated to the Company was $10,000 for the quarters ended March 31, 2002 and 2001.

     Selling, general and administrative costs consist primarily of rent, travel, salaries and wages and other administrative expenses, and were $86,869 and $79,486 for the quarters ended March 31, 2002 and 2001, respectively, an increase of $7,383 or 9%, primarily related to increases in salary and wage expense and travel expense.

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

Date:  May 7, 2002
------------------

California Molecular Electronics Corp.
--------------------------------------
(Registrant)

/s/  James  Marek,  Jr.
-----------------------
James  Marek,  Jr.
President and Chief Executive Officer