Form 10QSB
period 2002-06-30
CALIFORNIA MOLECULAR ELECTRONICS CORP
filed 2002-08-14
CIK 1069378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002
                               -------------

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

Yes[X]     No[ ]

The number of shares outstanding of the issuer's common stock on August 8, 2002 was 5,261,481.

Transitional Small Business Disclosure Format: Yes [ ]      No[X]

CALIFORNIA MOLECULAR ELECTRONICS CORP.

INDEX

PART I.  FINANCIAL INFORMATION


     ITEM 1.  FINANCIAL STATEMENTS                                     Page
                                                                       ----


     Balance Sheets as of June 30, 2002 and December 31, 2001.            2
     ----------------------------------------------------------------------

     Statements of Operations for the three and six months ended June
     30, 2002 and 2001.                                                   3
     ----------------------------------------------------------------------

     Statements of Cash Flows for the six months ended June 30, 2002
     and 2001.                                                            4
     ----------------------------------------------------------------------

     Notes to Financial Statements.                                       5
     ----------------------------------------------------------------------

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS.                       7
     ----------------------------------------------------------------------

     PART II.  OTHER INFORMATION                                         10
     ----------------------------------------------------------------------

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                           10
     ----------------------------------------------------------------------

     SIGNATURES                                                          11
     ----------------------------------------------------------------------

PART  I.  FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS

                       CALIFORNIA MOLECULAR ELECTRONICS CORP.
                       --------------------------------------

                                    BALANCE SHEET
                                    -------------


                                                          June 30,     December 31,
                                                            2002           2001
                                                        ------------  --------------
                                                        (unaudited)
                         ASSETS
                         ------
Current assets:
   Cash                                                 $    13,914   $      94,375
   Employee advance                                          19,655          19,655
                                                        ------------  --------------
    Total current assets                                     33,569         114,030

Equipment, net                                                3,922           4,670
Other                                                         1,388           1,388
                                                        ------------  --------------
                                                        $    38,879   $     120,088
                                                        ============  ==============

          LIABILITIES AND STOCKHOLDERS' DEFICIT
          -------------------------------------

Current liabilities:
   Accounts payable and accrued liabilities             $    36,963   $      23,634
   Accrued officer's compensation                           175,500         136,500
   Other payable                                              5,000           5,000
                                                        ------------  --------------
     Total current liabilities                              217,463         165,134
                                                        ------------  --------------

Stockholdersdeficit:
   Preferred stock, no par value:
     Authorized 10 million shares; 33,314 issued
     and outstanding at June 30, 2002 and
     December 31, 2001                                      196,381         196,381
   Common stock, no par value:
     Authorized 20 million shares; 5,240,786 and
     5,186,886 issued and outstanding (including
     4,800 treasury shares) at June 30, 2002
     and December 31, 2001, respectively                  2,526,422       2,341,088
   Less: Treasury stock at cost; 4,800 shares at June 30,
     2002 and December 31, 2001, respectively               (28,800)        (28,800)
   Accumulated deficit                                   (2,872,587)     (2,553,715)
                                                        ------------  --------------
                                                           (178,584)        (45,046)
                                                        ------------  --------------
                                                        $    38,879   $     120,088
                                                        ============  ==============


                See accompanying notes to financial statements.

                                       CALIFORNIA MOLECULAR ELECTRONICS CORP.
                                       --------------------------------------

                                               STATEMENT OF OPERATIONS
                                               -----------------------

                                                     (UNAUDITED)



                                                         Six months ended June 30      Three months ended June 30
                                                      -----------------------------  -------------------------------
                                                          2002           2001             2002            2001
                                                      ------------  ---------------  --------------  ---------------
Revenue:
   Interest income                                    $       146   $        2,157   $          82   $        1,362
                                                      ------------  ---------------  --------------  ---------------
                                                              146            2,157              82            1,362
                                                      ------------  ---------------  --------------  ---------------

Expenses:
   Research and development expenses                      108,558          113,732          55,021           56,975

   Officers' compensation donated to the Company           20,000           20,000          10,000           10,000

   Selling, general and administrative expenses           189,610          190,413         102,737          111,381
                                                      ------------  ---------------  --------------  ---------------

       Total expenses                                     318,168          324,145         167,758          178,356
                                                      ------------  ---------------  --------------  ---------------

Loss before state income taxes                           (318,022)        (321,988)       (167,676)        (176,994)

Provision for state income taxes                              850               50               -                -
                                                      ------------  ---------------  --------------  ---------------

Net loss                                              $  (318,872)  $     (322,038)  $    (167,676)  $     (176,994)
                                                      ============  ===============  ==============  ===============


Basic and diluted loss per common share               $     (0.06)  $        (0.06)  $       (0.03)  $        (0.03)
                                                      ============  ===============  ==============  ===============

Weighted average number of common shares outstanding    5,207,987        5,120,239       5,222,498        5,138,085
                                                      ============  ===============  ==============  ===============


                See accompanying notes to financial statements.

                               CALIFORNIA MOLECULAR ELECTRONICS CORP.
                               --------------------------------------

                                       STATEMENT OF CASH FLOWS
                                       -----------------------

                                             (UNAUDITED)



                                                                         Six months ended June 30
                                                                       -----------------------------
                                                                           2002           2001
                                                                       ------------  ---------------
Operations:
 Net loss                                                              $  (318,872)  $     (322,038)
 Items not requiring current use of cash:
   Officerscompensation, donated to the Company                             20,000           20,000
   Depreciation and amortization                                               748            1,109
   Legal fees in exchange for stock                                              -            3,450
   Other fees in exchange for option                                             -              570
   Changes in other operating items:
      Prepaid expenses                                                           -            8,247
      Accounts payable and accrued liabilities                              13,329           (7,948)
      Accrued officer's compensation                                        39,000           27,700
                                                                       ------------  ---------------
Cash used for operating activities                                        (245,795)        (268,910)
                                                                       ------------  ---------------

Financing:
 Issuance of common and preferred stock, net of stock issuance expense     165,334          372,623
                                                                       ------------  ---------------
      Cash provided by financing activities                                165,334          372,623
                                                                       ------------  ---------------

Increase (decrease) in cash                                                (80,461)         103,713

Cash at beginning of period                                                 94,375          120,606
                                                                       ------------  ---------------
Cash at end of period                                                  $    13,914   $      224,319
                                                                       ============  ===============

Supplemental cash flow disclosures:
 Taxes paid                                                            $       850   $           50
                                                                       ============  ===============
 Interest paid                                                         $       187   $          190
                                                                       ============  ===============


                See accompanying notes to financial statements.

                     CALIFORNIA MOLECULAR ELECTRONICS CORP.
                    -----------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                        --------------------------------


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

     The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the operating results expected for the entire year. The financial statements included herein should be read in conjunction with other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Form 10-KSB for the fiscal year ended December 31, 2001.

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

NOTE 3 - Equipment:


     Equipment is summarized as follows:


                                                  June 30,   December 31,
                                                    2002         2001
                                                  ---------  -------------
     Computer equipment                           $   9,469  $       9,469
     Less - accumulated depreciation                  5,547          4,799
                                                  ---------  -------------
                                                  $   3,922  $       4,670
                                                  =========  =============

NOTE 4 - Loss per share:

     Basic and dilutive loss per common share is calculated by dividing the net loss for the period by the average number of common shares outstanding. For the six months ended June 30, 2002 and 2001, dilutive loss per share excludes the effect of unexercised options and warrants because the effect would have been antidilutive.

NOTE 5 -  Sublicense agreement:

     On April 17, 2002, CALMEC entered into a sublicense agreement with a company which allows the company to use certain technology licensed by CALMEC. Under the agreement, the company shall use its best efforts to introduce products and processes to the commercial market using the licensed technology, and CALMEC will receive royalty payments of 10% of the net sales, as defined by the agreement, of any product or process sold by the company which uses the licensed technology.

NOTE 6 - Stockholders' deficit:

     During the first six months of 2002, warrant holders converted 53,900 warrants to shares of common stock for net proceeds after stock issuance expenses of $165,334. Of these 53,900 warrants converted to shares, 18,500 were converted at $3.00 per share and 35,400 were converted at $3.50 per share.

NOTE 7 - Subsequent  event:

     On July 1, 2002, the Company commenced a private placement offering of its stock. The offering allows for the sale of up to 100 "Blocks" at $10,000 per Block. A Block consists of 1,600 shares of Series B Preferred Stock and one Rights Package. A Rights Package consists of (1) Right A, expiring 15 days from the purchase of the Block, to purchase 3,000 shares of CALMEC's common stock for $10,000, (2) Right B, expiring 15 days from the exercise of Right A, to purchase 6,000 shares of CALMEC's common stock for $10,000 (available only to those who have exercised Right A), and (3) Right C, expiring 15 days from the exercise of Right B, to purchase 10,000 shares of CALMEC's common stock for $10,000 (available only to those who have exercised Right B). The maximum value of the offering is $4 million, before commissions of 10 percent to be paid to broker dealers and other offering expenses. This offering shall terminate effective October 31, 2002, unless extended by the Company for an additional period not to exceed 180 days.

     On July 1, 2002, the Company's Board of Directors authorized the issuance of up to 160,000 shares of Series B Preferred Stock in connection with the aforementioned offering. The Series B Preferred Stock has a conversion price of $6.25 per share and is convertible at the option of the holder into one share of CALMEC's common stock. Except for the conversion price, the rights and preferences of the Series B Preferred Stock are identical to CALMEC's Series A Preferred Stock.

     As of August 8, 2002, three Blocks has been sold. As a result, the Company issued 4,800 Series B preferred shares and 19,000 common shares for proceeds of $60,000.

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

The Company continues to be in the initial phase of its existence, and will transition from the initial phase to the operational phase when the Board of Directors has determined sufficient capital has been accumulated to do so. At that time, those executive officers currently not receiving their full salaries will begin receiving full remuneration, additional space will be leased, capital equipment will be purchased, and other operating expenses will be incurred.
Prior to that time, activities will be restricted to low cost activities that will keep the Company within its cash resources.

Operations
----------

     Research and development ("R&D") costs were $108,558 for the six months ended June 30, 2002 as compared to $113,732 for the six months ended June 30, 2001, a decrease of $5,174 or 5%. R&D costs were $55,021 for the three months ended June 30, 2002, as compared to $56,975 for the same period in the prior year, a decrease of $1,954 or 3%. The decrease was primarily related to a decrease in R&D related salary and wage expense.

     Officers' compensation donated to the Company was $20,000 for each of the six months ended June 30, 2002 and 2001, and $10,000 for each of the three months ended June 30, 2002 and 2001.

     Selling, general and administrative costs consist primarily of rent, travel, salaries and wages and other administrative expenses, and were $189,610 for the six months ended June 30, 2002 as compared to $190,413 for the six months ended June 30, 2001, a decrease of $803 or less than 1%. Selling, general and administrative costs were $102,737 for the three months ended June 30, 2002, as compared to $111,381 for the same period in the prior year, a decrease of $8,644 or 8%.

Liquidity  and  Capital  Resources
----------------------------------

     The full extent of CALMEC's future capital requirements and the adequacy of its available funds will depend on many factors, not all of which can be accurately predicted. Although no assurance can be given, the Company believes it can continue to operate in its present status for at least the next twelve months. The Company is aggressively pursuing industrial and venture capital funds, as well as a private placement offering, in order to develop this technology. The private placement, which commenced on July 1, 2002, allows for the sale of up to 100 "Blocks" at $10,000 per Block. A Block consists of 1,600 shares of Series B Preferred Stock and one Rights Package. A Rights Package consists of (1) Right A, expiring 15 days from the purchase of the Block, to purchase 3,000 shares of CALMEC's common stock for $10,000, (2) Right B, expiring 15 days from the exercise of Right A, to purchase 6,000 shares of CALMEC's common stock for $10,000 (available only to those who have exercised Right A), and (3) Right C, expiring 15 days from the exercise of Right B, to purchase 10,000 shares of CALMEC's common stock for $10,000 (available only to those who have exercised Right B). The maximum value of the offering is $4 million, before commissions of 10 percent to be paid to broker dealers and other offering expenses. This offering shall terminate effective October 31, 2002, unless extended by the Company for an additional period not to exceed 180 days.

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

CALIFORNIA MOLECULAR ELECTRONICS CORP.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form  8-K

(a)  Exhibits

     99.1 Certification of James Marek, Jr. Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K.

None.

CALIFORNIA  MOLECULAR  ELECTRONICS  CORP.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 12, 2002
----------------------

California Molecular Electronics Corp.
--------------------------------------
(Registrant)

/s/  James Marek, Jr.
-----------------------
James Marek, Jr.
President and Chief Executive Officer