Form 10QSB
period 2002-09-30
CALIFORNIA MOLECULAR ELECTRONICS CORP
filed 2002-11-14
CIK 1069378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark  One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002
                               ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to _________

Commission file number 333-82493
                       ---------

California Molecular Electronics Corp.
-------------------------------------
(Exact name of small business is here as specified in its charter)

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

Yes[X]   No[ ]

The number of shares outstanding of the issuer's common stock on October 26, 2002 was 5,290,821.

Transitional Small Business Disclosure Format: Yes [ ] No[X]

CALIFORNIA MOLECULAR ELECTRONICS CORP.

INDEX

PART I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS                                           Page
                                                                            ----

     Balance Sheets as of September 30, 2002 and December 31, 2001.          2

     Statements of Operations for the three and nine months ended
     September 30, 2002 and 2001.                                            3

     Statements of Cash Flows for the nine months ended September 30,
     2002 and 2001.                                                          4

     Notes to Financial Statements.                                          5

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS.                          7

     PART II. OTHER INFORMATION                                             10

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                               10

     SIGNATURES                                                             11

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          CALIFORNIA MOLECULAR ELECTRONICS CORP.
                          --------------------------------------

                                       BALANCE SHEET
                                       -------------


                                                              September 30    December 31
                                                                  2002           2001
                                                             --------------  -------------
                                                              (unaudited)
                                    ASSETS
                                    ------

Current assets:
  Cash                                                       $       8,040   $     94,375
  Employee advance                                                  19,655         19,655
                                                             --------------  -------------
    Total current assets                                            27,695        114,030

  Equipment, net                                                     3,548          4,670
  Other                                                              1,388          1,388
                                                             --------------  -------------
                                                             $      32,631   $    120,088
                                                             ==============  =============

                   LIABILITIES AND STOCKHOLDERS' DEFICIT
                   -------------------------------------

Current liabilities:
  Accounts payable and accrued liabilities                   $      58,454   $     23,634
  Accrued officer's compensation                                   195,000        136,500
  Loans from officers                                               10,000              -
  Other payable                                                      5,000          5,000
                                                             --------------  -------------
    Total current liabilities                                      268,454        165,134
                                                             --------------  -------------

Stockholders' deficit:
  Preferred stock, no par value:
    Authorized 10 million shares; 39,714 and 33,314
    issued and outstanding at September 30, 2002
    and December 31, 2001                                          232,420        196,381
  Common stock, no par value:
    Authorized 20 million shares; 5,294,281 and
    5,186,886 issued and outstanding (including
    4,800 treasury shares) at September 30, 2002
    and December 31, 2001, respectively                          2,732,282      2,341,088
  Less: Treasury stock at cost; 4,800 shares at September 30,
    2002 and December 31, 2001, respectively                       (28,800)       (28,800)
  Accumulated deficit                                           (3,171,725)    (2,553,715)
                                                             --------------  -------------
                                                                  (235,823)       (45,046)
                                                             --------------  -------------
                                                             $      32,631   $    120,088
                                                             ==============  =============

                See accompanying notes to financial statements.

                                              CALIFORNIA MOLECULAR ELECTRONICS CORP.
                                              --------------------------------------

                                                     STATEMENT OF OPERATIONS
                                                     -----------------------

                                                           (UNAUDITED)


                                                         Nine months ended September 30       Three months ended September 30
                                                      -----------------------------------   -------------------------------------
                                                            2002               2001                2002               2001
                                                      ----------------  ------------------  ------------------  -----------------
Revenue:
  Interest income                                     $           158   $           3,153   $              11   $            996
                                                      ----------------  ------------------  ------------------  -----------------
                                                                  158               3,153                  11                996
                                                      ----------------  ------------------  ------------------  -----------------

Expenses:
  Research and development expenses                           312,659             175,772             204,099             62,042

  Officer's compensation donated to the Company                30,000              30,000              10,000             10,000

  Selling, general and administrative expenses                274,659             294,201              85,047            103,787
                                                      ----------------  ------------------  ------------------  -----------------

      Total expenses                                          617,318             499,973             299,146            175,829
                                                      ----------------  ------------------  ------------------  -----------------

Loss before state income taxes                               (617,160)           (496,820)           (299,135)          (174,833)

Provision for state income taxes                                  850                 877                   -                827
                                                      ----------------  ------------------  ------------------  -----------------

Net loss                                              $      (618,010)  $        (497,697)  $        (299,135)  $       (175,660)
                                                      ================  ==================  ==================  =================


Basic and diluted loss per common share               $         (0.12)  $           (0.10)  $           (0.06)  $          (0.03)
                                                      ================  ==================  ==================  =================

Weighted average number of common shares outstanding        5,224,158           5,127,101           5,255,974          5,140,602
                                                      ================  ==================  ==================  =================

                See accompanying notes to financial statements.

                                   CALIFORNIA MOLECULAR ELECTRONICS CORP.
                                   --------------------------------------

                                          STATEMENT OF CASH FLOWS
                                          -----------------------

                                                (UNAUDITED)


                                                                          Nine months ended September 30
                                                                       ------------------------------------
                                                                             2002               2001
                                                                       -----------------  -----------------
Operations:
  Net loss                                                             $       (618,010)  $       (497,697)
  Items not requiring current use of cash:
    Officers' compensation, donated to the Company                               30,000             71,550
    Depreciation                                                                  1,122              1,483
    License fees in exchange for stock                                          150,000                  -
    Professional fees in exchange for stock                                      38,970             15,966
    Other fees in exchange for option                                                 -                570
    Compensation paid in stock                                                        -              6,000
    Changes in other operating items:
      Prepaid expenses                                                                -              8,247
      Accounts payable and accrued liabilities                                   34,820             (4,542)
      Accrued officer's compensation                                             58,500                  -
                                                                       -----------------  -----------------
Cash used for operating activities                                             (304,598)          (398,423)
                                                                       -----------------  -----------------

Investments:
  Furniture and fixtures                                                              -             (1,960)
  Other investment                                                                    -               (388)
                                                                       -----------------  -----------------
      Cash used for investing activities                                              -             (2,348)
                                                                       -----------------  -----------------

Financing:
  Issuance of common and preferred stock, net of stock issuance expense         208,263            453,698
  Loans from officers                                                            10,000                  -
                                                                       -----------------  -----------------
      Cash provided by financing activities                                     218,263            453,698
                                                                       -----------------  -----------------

Increase (decrease) in cash                                                     (86,335)            52,927

Cash at beginning of period                                                      94,375            120,606
                                                                       -----------------  -----------------
Cash at end of period                                                  $          8,040   $        173,533
                                                                       =================  =================

Supplemental cash flow disclosures:
  Taxes paid                                                           $            850   $            877
                                                                       =================  =================
  Interest paid                                                        $            354   $            292
                                                                       =================  =================

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

     The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the operating results expected for the entire year. The financial statements included herein should be read in conjunction with other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Form 10-KSB for the fiscal year ended December 31, 2001.

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

NOTE 3 - Equipment:

     Equipment is summarized as follows:
                                                  September 30   December 31
                                                      2002           2001
                                                  -------------  ------------
     Computer equipment                           $     9,469    $     9,469
     Less - accumulated depreciation                    5,921          4,799
                                                  -------------  ------------
                                                  $     3,548    $     4,670
                                                  =============  ============

NOTE 4 - Loss per share:

     Basic and dilutive loss per common share is calculated by dividing the net loss for the period by the average number of common shares outstanding. For the nine months ended September 30, 2002 and 2001, dilutive loss per share excludes the effect of unexercised options and warrants because the effect would have been antidilutive.

NOTE 5 - Agreements:

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

     On September 4, 2002, CALMEC entered into a license agreement with a university which provides the Company with an exclusive worldwide license to make, use or sell products using technology owned by the university. The Company issued 25,000 shares of common stock to the university and two individuals, the inventors of the technology. The Company reflected the issuance of common stock in the amount of $150,000 as research and development costs.

NOTE 6 - Loans from officers:

     In July 2002, two officers of the Company each loaned $5,000 to the Company. These loans are interest free and the officers have agreed to waive any repayment until the Company has sufficient funds to repay the loans.

NOTE 7 - Stockholders' deficit:

     During the first nine months of 2002, warrant holders converted 53,900 warrants to shares of common stock for net proceeds, after stock issuance expenses, of $165,334. Of these 53,900 warrants converted to shares, 18,500 were converted at $3.00 per share and 35,400 were converted at $3.50 per share.

     On July 1, 2002, the Company commenced a private placement offering of its stock. The offering allows for the sale of up to 100 "Blocks" at $10,000 per Block. A Block consists of 1,600 shares of Series B Preferred Stock and one Rights Package. A Rights Package consists of (1) Right A, expiring 15 days from the purchase of the Block, to purchase 3,000 shares of CALMEC's common stock for $10,000, (2) Right B, expiring 15 days from the exercise of Right A, to purchase 6,000 shares of CALMEC's common stock for $10,000 (available only to those who have exercised Right A), and (3) Right C, expiring 15 days from the exercise of Right B, to purchase 10,000 shares of CALMEC's common stock for $10,000 (available only to those who have exercised Right B). The maximum value of the offering is $4 million, before commissions of 10 percent to be paid to broker dealers and other offering expenses. This offering terminated effective October 31, 2002.

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

     During the quarter ended September 30, 2002, four Blocks were sold. As a result, the Company issued 6,400 Series B preferred shares and 22,000 common shares for proceeds of $80,000.


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


Operations
----------

     Research and development ("R&D") costs were $312,659 for the nine months ended September 30, 2002 as compared to $175,772 for the nine months ended September 30, 2001, an increase of $136,887 or 78%. R&D costs were $204,099 for the three months ended September 30, 2002, as compared to $62,042 for the same period in the prior year, an increase of $142,057 or 229%. The increase was primarily related to a license agreement entered into by the Company during the third quarter of 2002, in which the Company issued 25,000 shares of common stock ($150,000), partially offset by a decrease in R&D related salary and wage expense.

     Officer's compensation donated to the Company was $30,000 for each of the nine month periods ended September 30, 2002 and 2001, and $10,000 for each of the three month periods ended September 30, 2002 and 2001.

     Selling, general and administrative costs consist primarily of rent, travel, salaries and wages and other administrative expenses, and were $274,659 for the nine months ended September 30, 2002 as compared to $294,201 for the nine months ended September 30, 2001, a decrease of $19,542 or 7%. Selling, general and administrative costs were $85,047 for the three months ended September 30, 2002, as compared to $103,787 for the same period in the prior year, a decrease of $18,740 or 18%. The decrease was primarily related to a reduction in travel expense.

Liquidity and Capital Resources
-------------------------------

     The full extent of CALMEC's future capital requirements and the adequacy of its available funds will depend on many factors, not all of which can be accurately predicted. Although no assurance can be given, the Company believes it can continue to operate in its present status for at least the next twelve months. The Company is aggressively pursuing industrial and venture capital funds, as well as a private placement offering, in order to develop this technology. The private placement, which commenced on July 1, 2002, allows for the sale of up to 100 "Blocks" at $10,000 per Block. A Block consists of 1,600 shares of Series B Preferred Stock and one Rights Package. A Rights Package consists of (1) Right A, expiring 15 days from the purchase of the Block, to purchase 3,000 shares of CALMEC's common stock for $10,000, (2) Right B, expiring 15 days from the exercise of Right A, to purchase 6,000 shares of CALMEC's common stock for $10,000 (available only to those who have exercised Right A), and (3) Right C, expiring 15 days from the exercise of Right B, to purchase 10,000 shares of CALMEC's common stock for $10,000 (available only to those who have exercised Right B). The maximum value of the offering is $4 million, before commissions of 10 percent to be paid to broker dealers and other offering expenses. This offering was terminated effective October 31, 2002.

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

Hiring of employees
-------------------

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

Date:  November 12, 2002
------------------------

California Molecular Electronics Corp.
--------------------------------------
(Registrant)

/s/  James  Marek,  Jr.
-----------------------
James  Marek,  Jr.
President and Chief Executive Officer